Form 10-Q
period 1996-04-30
SF SERVICES INC
filed 1996-06-12
CIK 870387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM  10-Q

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 1996.

                                   OR

        ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ------ to ------

        Commission file number 33-38051

                                SF SERVICES, INC.
          (Exact name of registrant as specified in its charter)

                   ARKANSAS                          71-0220282
                (State or other                    (IRS Employer
         jurisdiction of incorporation         Identification Number)
               or organization)

               112 MAIN STREET
           NORTH LITTLE ROCK, ARKANSAS                  72114
     (Address of principal executive offices)        (Zip Code)

                            (501) 945-2371
        (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X             No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 10, 1996:

                Common Stock 126 shares

Part I. Financial Information
        Item 1.  Financial Statements

                             SF SERVICES, INC.
                             AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                 April 30,1996    October 31,1995
CURRENT ASSETS                     (Unaudited)
        Cash                      $  1,017,604       $    645,379
        Marketable securities        7,950,181         34,176,546
        Accounts and notes
         receivable, net            73,134,208         47,669,054
        Inventory                   88,895,313         67,277,893
        Prepaid expenses             1,759,834          1,109,566
                                   -----------        -----------
    Total Current Assets           172,757,140        150,878,438
                                   -----------        -----------

INVESTMENTS AND LONG-TERM RECEIVABLES
        Investments in
         other cooperatives         12,112,253         11,662,378
        Notes receivable             2,716,275          2,977,192
                                    ----------         ----------
        Total Investments and
         Long-Term Receivables      14,828,528         14,639,570
                                    ----------         ----------

PROPERTY AND EQUIPMENT, at cost     53,153,940         53,484,153
  Less accumulated depreciation     21,101,894         20,007,598
                                    ----------         ----------
  Net Property and Equipment        34,052,046         33,476,555
                                    ----------         ----------

OTHER ASSETS                         2,793,565            667,326

TOTAL ASSETS                      $224,431,279       $199,661,889
                                   ===========        ============
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
        Notes payable             $ 72,759,396       $ 65,432,437
        Current maturities of
         Long-term debt              2,557,250          2,820,453
        Accounts payable            55,961,848         23,261,092
        Patrons deposits             9,915,447          9,701,825
        Patronage distributions and
         equity retirements to be
         paid in cash                  307,034          4,000,000
        Accrued expenses and
         other current liabilities   8,322,001         13,495,013
                                   -----------        -----------
        Total Current Liabilities  149,822,976        118,710,820
                                   -----------        -----------

LONG-TERM DEBT,
     LESS CURRENT MATURITIES        17,342,611         19,842,812

OTHER LIABILITIES                      217,206            229,406

MEMBERS' EQUITY                     57,048,486         60,878,851
                                   -----------        -----------
TOTAL LIABILITIES AND
    MEMBERS' EQUITY               $224,431,279       $199,661,889
                                   ===========        ===========

See notes to Condensed Consolidated Financial Statements.

                          SF SERVICES, INC.
                          AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                         Three Months Ended    Three Months Ended
                           April 30, 1996        April 30, 1995

NET SALES                  $   165,172,572         $ 162,322,873

COST OF GOODS SOLD             155,437,988           154,161,311
                               -----------           -----------
GROSS PROFIT                     9,734,584             8,161,562

OPERATING EXPENSES              11,334,381             7,004,130
                                ----------            ----------
INCOME (LOSS) FROM OPERATIONS   (1,599,797)            1,157,432
                                ----------            ----------
OTHER INCOME (EXPENSES)
   Interest, net                  (647,744)           (1,000,231)
   Gain on sale of MCC stock             0             1,613,289
   Dividend Income-MCC stock             0               191,901
   Miscellaneous                   136,781               471,949
                                ----------            ----------
                                  (510,963)            1,276,908
                                ----------            ----------

SAVINGS BEFORE INCOME TAXES     (2,110,760)            2,434,340

INCOME TAX EXPENSE (BENEFIT)    (1,807,246)                    0
                                ----------            ----------
NET SAVINGS (LOSS)             $  (303,514)          $ 2,434,340
                                ==========            ==========

NET SAVINGS (LOSS) APPLIED TO:
      ALLOCATED EQUITIES
        Cash                                             708,645
        Capital Equity Credits
          (Deficit)-               297,496             2,834,581
RETAINED EARNINGS (DEFICIT)       (601,010)           (1,108,886)
                                ----------            ----------
                                  (303,514)            2,434,340
                                ==========            ==========

See notes to Condensed Consolidated Financial Statements.

                          SF SERVICES, INC.
                          AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                          Six Months Ended      Six Months Ended
                           April 30, 1996        April 30, 1995

NET SALES                  $   250,444,945         $ 239,499,122

COST OF GOODS SOLD             235,610,293           224,319,682
                               -----------           -----------
GROSS PROFIT                    14,834,652            15,179,440

OPERATING EXPENSES              21,540,388            13,370,166
                                ----------            ----------
INCOME (LOSS) FROM OPERATIONS   (6,705,736)            1,809,274
                                ----------            ----------
OTHER INCOME (EXPENSES)
   Interest, net                (1,745,993)           (1,961,044)
   Gain on sale of MCC stock    13,680,361             1,613,289
   Dividend Income-MCC stock        94,010               191,901
   Miscellaneous                   120,099               572,344
                                ----------            ----------
                                12,148,477               416,490
                                ----------            ----------

SAVINGS BEFORE INCOME TAXES      5,442,741             2,225,764

INCOME TAX EXPENSE (BENEFIT)     2,632,458
                                ----------            ----------
NET SAVINGS (LOSS)             $ 2,810,283           $ 2,225,764
                                ==========            ==========

NET SAVINGS (LOSS) APPLIED TO:
      ALLOCATED EQUITIES
        Cash                                             795,622
        Capital Equity Credits
          (Deficit)-              (773,783)            3,182,488
RETAINED EARNINGS (DEFICIT)      3,584,066            (1,752,346)
                                ----------            ----------
                                 2,810,283             2,225,764
                                ==========            ==========

See notes to Condensed Consolidated Financial Statements.

                               SF SERVICES, INC.
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                      Six Months         Six Months
                                        Ended              Ended
                                    April 30, 1996     April 30, 1995
Cash flows from
  operating activities:
    Net Margin for the period          $  2,810,283       $ 2,225,764
    Items not requiring
     (providing) cash:
        Depreciation and amortization     1,287,654         1,315,600
        Non-cash portion of patronage
          dividends from other co-ops      (504,787)         (502,073)
        Gain on sale of property
          and equipment                     (21,063)         (277,459)
        Gain on sale of MCC stock       (13,680,361)       (1,613,289)
        Asset valuation adjustment        4,781,398
     Changes in operating assets and
      liabilities, net of effects from
       merger with DPF:
         Accounts and notes receivable  (25,204,237)      (27,726,591)
         Inventory                      (21,617,420)      (34,150,107)
         Prepaid expenses and
           other assets                  (2,776,507)         (441,988)
         Accounts payable                32,700,756        37,896,498
         Accrued expenses and
           other liabilities             (5,260,819)         (214,032)
                                         ----------        ----------
      Net cash provided by (used in)
       operating activities             (27,485,103)      (23,487,677)
                                         ----------        ----------
    Cash flows from investing
     activities:
      Purchase of property
        and equipment                    (6,846,100)       (2,318,136)
      Proceeds from sale of property
        and equipment                       222,260         2,454,603
      Purchase of common stock                               (176,792)
      Proceeds from equity redemption        54,912
      Proceeds from sale of MCC stock    25,788,125         3,721,069
                                         ----------        ----------
      Net cash provided by (used in)
     investing activities                19,219,197         3,680,744
                                         ----------        ----------

    Cash flows from financing
     activities:
      Net cash received in DPF merger                         977,428
      Patronage Distributions             3,911,754        (3,931,351)
      Proceeds from borrowings           81,639,104        80,425,000
      Repayment of borrowings           (77,075,549)      (53,629,126)
      Redemption of common stock             (1,000)           (2,000)
      Retirement of preferred stock         (49,800)         (412,177)
      Net change in patron deposits         213,622        (3,261,596)
                                         ----------        ----------
      Net cash provided by (used in)
        financing activities              8,638,131        20,166,178
                                         ----------        ----------
    Net increase (decrease) in cash         372,225           359,245

    Cash, beginning of period               645,379         1,314,734
                                         ----------        ----------
    Cash, end of period                 $ 1,017,604       $ 1,673,979
                                         ==========        ==========

See notes to Condensed Consolidated Financial Statements.

                        SF SERVICES, INC.
                        AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE    1:      FINANCIAL STATEMENTS

                The condensed consolidated balance sheet as of April 30, 1996, the condensed consolidated statements of cash flows for the six months ending April 30, 1996 and 1995, and the condensed consolidated statements of operations for the three months and six months ending April 30, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 1996 and for all periods presented have been made.

                Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 31, 1995 audited financial statements. The results of operations for the six months ended April 30, 1996 and 1995, are not necessarily indicative of the operating results for the full year.

NOTE    2:      MARKETABLE SECURITIES

        The investment in marketable securities consists of Mississippi Chemical Corporation ("MCC") common stock. These securities are classified as available for sale and are carried at estimated market value. The unrealized gain, net of tax, is reported as a separate component of members' equity. The Company's cost basis and estimated value of MCC stock at April 30, 1996 amounted to $4,034,750 and $7,950,181, respectively, with an unrealized gain of $3,915,431.

NOTE    3:      ASSET VALUE WRITE DOWN

        The Company has applied the Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," which requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or assets in question may not be recoverable. Based on an appraisal of the facilities and an analysis of expected future operations, the Company has written down the asset values of the Greenville, Mississippi feed mill and the Eudora, Arkansas catfish processing plant by approximately $3.2 million and $1.6 million respectively. These write down costs are included in operating expenses on the Company's statements of operations.

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Results of Operations

SF Services, Inc. is a basic manufacturer of agricultural and pet feeds, a production contractor and distributor of seeds in the rice, cotton, soybean and wheat production areas of the midsouth and a basic wholesaler of a wide variety of farm supply, tires, batteries and automotive accessories ("TBA"), chemical, petroleum, fertilizer products, and catfish processing and marketing. These products are sold primarily to 126 local cooperative retail stores serving the individual farmer producer and to other non-cooperative accounts. Weather, federal farm programs, and commodity prices impact the unit demand for the products sold by SF Services, Inc. Primarily the Seed, Fertilizer, Chemical and Feed divisions may be impacted by seasonal changes. Additionally, variations in ingredient prices precipitate changes in the Feed Division sales volume. The Company's business cycle is highly seasonal and can be advanced or delayed by weather conditions. Results of operations for the six months ended April 30, 1996 and 1995 reflect the seasonality of the Company's business and are not indicative of results expected for a full fiscal year.

Sales increased approximately $10.9 million (4.57%) for the six months ended April 30, 1996 as compared to the six months ended April 30, 1995. Sales for the wholesale/retail operations increased approximately $9.4 million (4.26%). Increases were realized in Feed, Fertilizer, Seed, and Petroleum, while decreases in sales were realized in Animal Health, Farm Supply, Chemicals, and TBA. Further analysis of sales is included under the comparative analysis of periods presented below.

Cost of sales increased approximately $11.3 million (5.03%) for the six months ended April 30, 1996 compared to the six months ended April 30, 1995. Cost of sales for the wholesale/retail operations increased approximately $8.4 million (4.07%). Further analysis of cost of sales is included under the comparative analysis of periods presented below.

Gross profit decreased approximately $0.3 million (2.27%) for the six months ended April 30, 1996 compared to the six months ended April 30, 1995. Gross profit for the wholesale/retail operations increased approximately $1.1 million (6.83%). Further analysis of gross profit is included under the comparative analysis of periods presented below.

Operating expenses increased approximately $8.2 million
(61%) for the six months ended April 30, 1996 compared to the six months ended April 30, 1995. Operating expenses for the wholesale/retail operations increased approximately
$6.7 million (53%). Further analysis of operating expenses is included under the comparative analysis of periods presented below.

Net interest expense decreased $215,051 (10.97%). This decrease was due to the use of proceeds from the sale of MCC stock to pay down seasonal debt.

During the six months ended April 30, 1996, the Company sold
1,145,000 shares of MCC stock for $25,788,125.

Comparative Analysis of the Six Months Ended April 30, 1996
to the Six Months Ended April 30, 1995

Wholesale/Retail Operations:

Feed sales increased approximately 24%. This increase was due to higher feed prices caused by a sharp increase in ingredient prices. Also, sales of beef and dairy feeds increased due to a decrease in available roughage caused by drought conditions. Tonnage sold for the six months ended April 30, 1996 was 216,829 tons compared to 196,083 tons sold during the six months ended April 30, 1995. Gross profit decreased approximately $0.9 million due to the lack of availability of certain ingredients and having to substitute ingredients of much higher value.

Animal Health sales decreased approximately 6% due to the producers' reluctance to purchase caused by the depressed livestock prices. Gross profit decreased approximately 8% due to a change in the distributor margin structure of a major manufacturer and a more competitive market due to the depressed livestock market.

Farm Supply sales decreased approximately 9%. This decrease was due to the depressed livestock market. Gross profit decreased 12.6% due to the lower sales volume and a greater percentage of direct sales and sales of early order truckload quantities which carry a lower gross margin.

Fertilizer sales increased approximately 16% due to the merger with Delta Purchasing Federation ("DPF"), increased sales to independent dealers, and the effectiveness of a more aggressive sales force. Total tons sold for the six months ended April 30, 1996 was 394,838 tons compared to 306,183 tons sold during the six months ended April 30, 1995. Gross profit remained at about the same level that was realized in the prior year period.

Chemical sales decreased approximately 4%. This decrease was due to delays in planting caused by weather conditions.
The sales decrease was also due to growers switching to crops that require lower input costs. Gross profit decreased approximately 22% due to competitiveness in the market.

Seed sales increased approximately 24%. This increase was due to higher per unit prices. The increase was also caused by increased corn seed sales, which have a higher unit value. Gross profit increased approximately 3% due to the increased corn seed sales, which are more profitable.

TBA sales decreased approximately 8%. This decrease was a result of the delayed passing of the 1996 Farm Bill, which caused many farmers to delay their purchases. Gross profit decreased approximately 2% due to a competitive market.

Petroleum sales increased approximately 59% due in part to an increase in the unit price of petroleum products. The sales increase was also a result of a gain in market share due to improved programs and better supply positions with major suppliers. Total gallons sold for the six months ended April 30, 1996 was 39,803,276 gallons compared to 26,664,485 gallons sold during the six months ended
April 30, 1996. Gross profit increased approximately 62% due to improved purchasing positions with major suppliers.

Company operating expenses increased approximately 61%.
This increase was due to the asset valuation adjustment, the merger with DPF, payroll and related expenses to support the growth in sales, maintenance and repair, and miscellaneous other expenses due to new fertilizer facilities and retail locations.

Catfish Processing Operations:

Unit sales in the fish processing and marketing operation were up over the prior year period by 917,000 pounds (11%).
The unit average selling price decreased approximately 5% due to competitiveness in the market. Total pounds processed decreased approximately 4%. Gross profit decreased approximately $1.5 million due to a lower average selling price and lower processing yield combined with a higher value of product sold from inventory stock.
Operating expenses increased approximately $1.6 million due to the asset valuation adjustment.

Comparative Analysis of the Three Months Ended April 30, 1996
to the Three Months Ended April 30, 1995

Wholesale/Retail Operations:

Feed sales increased approximately 36%. This increase was due to higher feed prices caused by the higher cost of ingredients. Also, sales of beef and dairy feeds increased due to a decrease in available roughage caused by drought conditions. Tonnage sold for the three months ended
April 30, 1996 was 111,074 tons compared to 94,569 tons sold during the three months ended April 30, 1995. Gross profit remained at approximately the same level as experienced during the prior year period.

Animal Health sales decreased approximately 3% because of the producers' reluctance to purchase due to the depressed livestock prices. Gross profit decreased approximately 7% due to a more competitive market which was caused by the depressed livestock market.

Farm Supply sales decreased approximately 16% due to the weak demand for supply products, which was caused by low cattle prices. Gross profit decreased approximately 13% due to a higher percentage of direct sales, which carry a lower gross margin.

Fertilizer sales increased approximately 13% due to the DPF merger, increased sales to independent dealers, and a more aggressive sales force. Total tons of fertilizer sold during the three months ended April 30, 1996 was 270,807 tons compared to 214,563 tons sold during the three months ended April 30, 1995. Gross profit remained at approximately the same level realized during prior year period.

Chemical sales decreased approximately 2%. This decrease was due to delays in planting caused by weather conditions.
The decrease was also caused by growers switching to crops that require lower input costs. Gross profit decreased approximately 10% due to competitive pricing.

Seed sales increased approximately 22%. This increase was due to increased corn seed sales, which are of higher per unit value. Gross profit remained at approximately the same level as experienced in the prior year period.

TBA sales decreased approximately 13% due to slow farm tire sales and farmers' reluctance to purchase caused by the delayed passing of the 1996 Farm Bill. Gross profit remained at the same level that was realized during the prior year period.

Petroleum sales increased approximately 58%. The sales increase was a result of a gain in market share due to improved programs and better supply positions with major suppliers. Total gallons sold during the three months ended April 30, 1996 was 22,063,765 gallons compared to 15,396,540 gallons sold during the three months ended
April 30, 1995. Gross profit as a percent of sales remained at approximately the same level as realized during the prior year period.

Company operating expenses increased approximately 62%.
This increase was due to the asset valuation adjustment, payroll and related expenses to support the growth in sales, maintenance and repair, and miscellaneous other expenses due to new fertilizer facilities and retail locations.

Catfish Processing Operations:

Unit sales in the fish processing and marketing operation were up over the prior year quarter by 490,000 pounds (11%). The unit average selling price remained flat as compared to the prior year period. Pounds processed increased 16%. Gross profit decreased approximately 8% due to lower processing yields caused by a smaller average fish size. Operating expenses increased approximately $0.6 million due to the asset valuation adjustment.

Liquidity and Capital Resources

Cash provided by operations decreased approximately
$4.0 million due to the decrease in income from operations. Cash provided by investing activities increased approximately $15.5 million due to the sale of MCC stock. Cash provided by financing activities increased approximately $28.8 million due to increased borrowing on the seasonal loan.

Historically, most to the Company's financing has been with CoBank, ACB ("CoBank"). The Company has an $80 million seasonal line of credit and $17.7 million in term loans with CoBank. In the opinion of management, current financing arrangements provide sufficient liquidity.

During the three months ended January 31, 1996, the Company sold 1,145,000 shares of MCC stock for $25,788,125. During the period from May 20, 1996 through June 4, 1996, the Company sold 275,000 shares of MCC stock for $5,856,250. Proceeds from these transactions were used to pay down the seasonal line of credit.

Part II.        Other Information

     Item 4.   Submission of Matters to a Vote
               of Security Holders

An annual meeting was held on March 6, 1996, at which the
following directors were re-elected to terms expiring in
1999.
                        FOR         AGAINST
                        ---         -------
   Daniel Viator         31            0
   Gene Bruick           31            0
   Charlie Starks, Jr.   31            0
   Joe Wilder            31            0
   Danny Simpson         31            0

Other directors of the Company and their term expirations are presented below:

      Director                   Term Expiration
     ----------                  ---------------
    W.B. Madden, Jr.                   1997
    W.S. Patrick                       1997
    Thomas H. Gist                     1997
    Michael Simon                      1997
    Jerry Connerly                     1997
    John M. Evans                      1997
    Johnny Wilson                      1998
    Doyle Yarbrough                    1998
    Jim Gipson                         1998
    Steve Henderson                    1998
    John C. Jay                        1998
    Floyd Trammel                      1998
    Mike Sturdivant, Jr.               1998
    Frederick Branch                   1998
    Robert Little                      1998


     Item 6.   Exhibits and Reports on Form 8-K

                          (a) Exhibits:

                              27  Financial Data Schedule

                          (b) Reports on Form 8-K:

                              None

           SF SERVICES, INC. AND SUBSIDIARIES

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   SF SERVICES, INC.

      Date: June 12, 1996        /s/ Robert P. Dixon
                                 -------------------
                                     Robert P. Dixon
                                        President


      Date: June 12, 1996        /s/ John A. Gaston
                                 -------------------
                                     John A. Gaston
                                  Senior Vice President
                              (Principal Financial Officer)

                     EXHIBIT INDEX

                Exhibits to Form 10-Q

    Exhibit Number              Exhibit

         27               Financial Data Schedule