Form 10-Q
period 1996-07-31
SF SERVICES INC
filed 1996-09-12
CIK 870387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM  10-Q

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 1996.

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

                            Yes   X             No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 10, 1996:

                Common Stock 125 shares

Part I. Financial Information
        Item 1.  Financial Statements

                             SF SERVICES, INC.
                             AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                 July 31,1996     October 31,1995
CURRENT ASSETS                     (Unaudited)
        Cash                      $  2,055,508       $    645,379
        Marketable securities        2,130,171         34,176,546
        Accounts and notes
         receivable, net            72,053,970         47,669,054
        Inventory                   60,143,333         67,277,893
        Prepaid expenses             1,675,623          1,109,566
                                   -----------        -----------
    Total Current Assets           138,058,605        150,878,438
                                   -----------        -----------

INVESTMENTS AND LONG-TERM RECEIVABLES
        Investments in
         other cooperatives         13,066,180         11,662,378
        Notes receivable             2,680,539          2,977,192
                                    ----------         ----------
        Total Investments and
         Long-Term Receivables      15,746,719         14,639,570
                                    ----------         ----------

PROPERTY AND EQUIPMENT, at cost     56,415,261         53,484,153
  Less accumulated depreciation     21,623,969         20,007,598
                                    ----------         ----------
  Net Property and Equipment        34,791,292         33,476,555
                                    ----------         ----------

OTHER ASSETS                         2,341,936            667,326

TOTAL ASSETS                      $190,938,552       $199,661,889
                                   ===========        ============
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
        Notes payable             $ 54,009,577       $ 65,432,437
        Current maturities of
         Long-term debt              2,557,250          2,820,453
        Accounts payable            33,783,725         23,261,092
        Patrons deposits            13,265,562          9,701,825
        Accrued expenses and
         other current liabilities  12,153,125         13,495,013
                                   -----------        -----------
        Total Current Liabilities  115,769,239        118,710,820
                                   -----------        -----------

LONG-TERM DEBT,
     LESS CURRENT MATURITIES        20,531,155         19,842,812

OTHER LIABILITIES                      605,599            229,406

MEMBERS' EQUITY                     54,032,559         60,878,851
                                   -----------        -----------
TOTAL LIABILITIES AND
    MEMBERS' EQUITY               $190,938,552       $199,661,889
                                   ===========        ===========

See notes to Condensed Consolidated Financial Statements.

                          SF SERVICES, INC.
                          AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                         Three Months Ended    Three Months Ended
                            July 31, 1996         July 31, 1995

NET SALES                  $   208,493,287         $ 166,725,856

COST OF GOODS SOLD             197,575,141           160,083,059
                               -----------           -----------
GROSS PROFIT                    10,918,146             6,642,797

OPERATING EXPENSES              10,424,978             7,498,291
                                ----------            ----------
INCOME (LOSS) FROM OPERATIONS      493,168              (855,494)
                                ----------            ----------
OTHER INCOME (EXPENSES)
   Interest, net                (1,311,875)           (1,516,693)
   Gain on sale of MCC stock     2,936,831             2,734,327
   Dividend Income-MCC stock             0               186,068
   Miscellaneous                   362,589              (173,913)
                                ----------            ----------
                                 1,987,545             1,229,789
                                ----------            ----------

SAVINGS BEFORE INCOME TAXES      2,480,713               374,295

INCOME TAX EXPENSE (BENEFIT)       943,292                     0
                                ----------            ----------
NET SAVINGS (LOSS)             $ 1,537,421           $   374,295
                                ==========            ==========

NET SAVINGS (LOSS) APPLIED TO:
      ALLOCATED EQUITIES
        Cash                                              34,136
        Capital Equity Credits
          (Deficit)-              (324,709)              136,546
RETAINED EARNINGS (DEFICIT)      1,862,130               203,613
                                ----------            ----------
                                 1,537,421               374,295
                                ==========            ==========

See notes to Condensed Consolidated Financial Statements.

                          SF SERVICES, INC.
                          AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                          Nine Months Ended      Nine Months Ended
                            July 31, 1996         July 31, 1995

NET SALES                  $   458,938,232         $ 406,224,978

COST OF GOODS SOLD             433,185,434           384,402,741
                               -----------           -----------
GROSS PROFIT                    25,752,798            21,822,237

OPERATING EXPENSES              31,965,366            20,868,457
                                ----------            ----------
INCOME (LOSS) FROM OPERATIONS   (6,212,568)              953,780
                                ----------            ----------
OTHER INCOME (EXPENSES)
   Interest, net                (3,057,868)           (3,477,737)
   Gain on sale of MCC stock    16,617,192             4,347,616
   Dividend Income-MCC stock        94,010               377,969
   Miscellaneous                   482,688               590,332
                                ----------            ----------
                                14,136,022             1,838,180
                                ----------            ----------

SAVINGS BEFORE INCOME TAXES      7,923,454             2,791,960

INCOME TAX EXPENSE (BENEFIT)     3,575,750
                                ----------            ----------
NET SAVINGS (LOSS)             $ 4,347,704           $ 2,791,960
                                ==========            ==========

NET SAVINGS (LOSS) APPLIED TO:
      ALLOCATED EQUITIES
        Cash                                             868,139
        Capital Equity Credits
          (Deficit)-            (1,098,492)            3,472,554
RETAINED EARNINGS (DEFICIT)      5,446,196            (1,548,733)
                                ----------            ----------
                                 4,347,704             2,791,960
                                ==========            ==========

See notes to Condensed Consolidated Financial Statements.

                               SF SERVICES, INC.
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                      Nine Months        Nine Months
                                        Ended              Ended
                                    July 31, 1996      July 31, 1995
Cash flows from
  operating activities:
    Net Margin for the period          $  4,347,704       $ 2,791,960
    Items not requiring
     (providing) cash:
        Depreciation and amortization     1,909,264         1,937,887
        Non-cash portion of patronage
          dividends from other co-ops    (1,479,787)         (518,515)
        Gain on sale of property
          and equipment                     (30,175)         (304,850)
        Gain on sale of MCC stock       (16,617,192)       (4,347,616)
        Asset valuation adjustment        4,781,398
     Changes in operating assets and
      liabilities, net of effects from
       merger with DPF:
         Accounts and notes receivable  (24,192,352)      (23,688,960)
         Inventory                        7,134,560       (12,496,827)
         Prepaid expenses and
           other assets                  (2,240,667)          212,137
         Accounts payable                10,522,633        15,351,506
         Accrued expenses and
           other liabilities              6,820,339         2,799,726
                                         ----------        ----------
      Net cash (used in)
       operating activities              (9,044,275)      (18,263,552)
                                         ----------        ----------
    Cash flows from investing
     activities:
      Purchase of property
        and equipment                    (8,209,614)       (5,683,210)
      Proceeds from sale of property
        and equipment                       234,390         2,458,619
      Purchase of common stock                               (202,499)
      Proceeds from equity redemption        75,985           288,297
      Proceeds from sale of MCC stock    31,644,375         9,617,066
                                         ----------        ----------
      Net cash provided by
     investing activities                23,745,136         6,478,273
                                         ----------        ----------

    Cash flows from financing
     activities:
      Net cash received in DPF merger                         977,428
      Patronage Distributions            (3,993,404)       (3,931,351)
      Proceeds from borrowings          141,113,347       139,051,339
      Repayment of borrowings          (153,914,012)     (125,857,116)
      Redemption of common stock             (2,000)           (3,000)
      Retirement of preferred stock         (58,400)         (467,977)
      Net change in patron deposits       3,563,737         1,522,843
                                         ----------        ----------
      Net cash provided by (used in)
        financing activities            (13,290,732)       11,292,166
                                         ----------        ----------
    Net increase (decrease) in cash       1,410,129          (493,113)

    Cash, beginning of period               645,379         1,314,734
                                         ----------        ----------
    Cash, end of period                 $ 2,055,508       $   821,621
                                         ==========        ==========

See notes to Condensed Consolidated Financial Statements.

                        SF SERVICES, INC.
                        AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE    1:      FINANCIAL STATEMENTS

                The condensed consolidated balance sheet as of July 31, 1996, the condensed consolidated statements of cash flows for the nine months ended July 31, 1996 and 1995, and the condensed consolidated statements of operations for the three months and nine months ended July 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 1996 and for all periods presented have been made.

                Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 31, 1995 audited financial statements. The results of operations for the nine months ended July 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

NOTE    2:      MARKETABLE SECURITIES

        The investment in marketable securities consists of Mississippi Chemical Corporation ("MCC") common stock. These securities are classified as available for sale and are carried at estimated market value. The unrealized gain, net of tax, is reported as a separate component of members' equity. The Company's cost basis and estimated value of MCC stock at July 31, 1996 amounted to $1,121,359 and $2,130,171, respectively, with an unrealized gain of $1,008,812.

NOTE    3:      ASSET VALUE WRITE DOWN

        The Company has applied the Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," which requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or assets in question may not be recoverable. Based on an appraisal of the facilities and an analysis of expected future operations, the Company has written down the asset values of the Greenville, Mississippi feed mill and the Eudora, Arkansas catfish processing plant by approximately $3.2 million and $1.6 million, respectively. These write down costs are included in operating expenses on the Company's statements of operations.

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Results of Operations

SF Services, Inc. is a basic manufacturer of agricultural and pet feeds, a production contractor and distributor of seeds in the rice, cotton, soybean and wheat production areas of the midsouth and a basic wholesaler of a wide variety of farm supply, tires, batteries and automotive accessories ("TBA"), chemical, petroleum, fertilizer products, and catfish processing and marketing. These products are sold primarily to 125 local cooperative retail stores serving the individual farmer producer and to other non-cooperative accounts. Weather, federal farm programs, and commodity prices impact the unit demand for the products sold by SF Services, Inc. Primarily the Seed, Fertilizer, Chemical and Feed divisions may be impacted by seasonal changes. Additionally, variations in ingredient prices precipitate changes in the Feed Division sales volume. The Company's business cycle is highly seasonal and can be advanced or delayed by weather conditions. Results of operations for the nine months ended July 31, 1996 and 1995 reflect the seasonality of the Company's business and are not indicative of results expected for a full fiscal year.

Sales increased approximately $52.7 million (13%) for the nine months ended July 31, 1996 as compared to the nine months ended July 31, 1995. Sales for the wholesale/retail operations increased approximately $51.7 million (13.7%). Increases were realized in Feed, Fertilizer, Seed, and Petroleum, while decreases in sales were realized in Animal Health, Farm Supply, Chemicals, and TBA. Further analysis of sales is included under the comparative analysis of periods presented below.

Cost of sales increased approximately $48.8 million (12.7%) for the nine months ended July 31, 1996 compared to the nine months ended July 31, 1995. Cost of sales for the wholesale/retail operations increased approximately $46.0 million (12.9%). Further analysis of cost of sales is included under the comparative analysis of periods presented below.

Gross profit increased approximately $3.9 million (18%) for the nine months ended July 31, 1996 compared to the nine months ended July 31, 1995. Gross profit for the wholesale/retail operations increased approximately $5.7 million (25%).
Further analysis of gross profit is included under the comparative analysis of periods presented below.

Operating expenses increased approximately $11.1 million
(53%) for the nine months ended July 31, 1996 compared to the nine months ended July 31, 1995. Operating expenses for the wholesale/retail operations increased approximately
$11.2 million (57%). Further analysis of operating expenses is included under the comparative analysis of periods presented below.

Net interest expense decreased $419,869 (12.1%). This decrease was due to the use of proceeds from the sale of MCC stock to pay down seasonal debt.

During the nine months ended July 31, 1996, the Company sold
1,420,000 shares of MCC stock for $31,644,375.

Comparative Analysis of the Nine Months Ended July 31, 1996
to the Nine Months Ended July 31, 1995

Wholesale/Retail Operations:

Feed sales increased approximately 30%. This increase was due to higher feed prices caused by a sharp increase in ingredient prices, and increased beef & dairy feed sales due to a decrease in available roughage caused by drought conditions. Also, catfish feed sales increased because of an increase in the number of acres in catfish production. Tonnage sold for the nine months ended July 31, 1996 was 344,465 tons compared to 312,870 tons sold during the prior year period. Gross profit decreased approximately $0.9 million due to the lack of availability of certain ingredients and having to substitute ingredients of much higher value.

Animal Health sales decreased approximately 6% due to the producers' reluctance to purchase caused by depressed livestock prices. Gross profit as a percent of sales remained at the prior year level.

Farm Supply sales decreased approximately 11%. This decrease was due to the depressed livestock market. Gross profit as a percent of sales remained at approximately the same level as experienced in the prior year period.

Fertilizer sales increased approximately 14% due to the merger with Delta Purchasing Federation ("DPF"), and increased sales to independent dealers. Total tons sold for the nine months ended July 31, 1996 was 723,180 tons compared to 632,589 tons sold during the prior year period. Gross profit decreased approximately 20% due to predatory pricing and unfavorable changes in market prices of fertilizer.

Chemical sales decreased approximately 7%. This decrease was due to growers switching to crops that require lower input costs. Gross profit as a percent of sales decreased slightly due to competitiveness in the market.

Seed sales increased approximately 30% due to higher average per unit prices, and increased corn seed sales, which have a higher unit value. The increase was also due to a gain in market share. Gross profit as a percent of sales decreased slightly due to competitive pressures.

TBA sales decreased approximately 4%. This decrease was a result of the delayed passing of the 1996 Farm Bill, which caused many farmers to delay their purchases. Gross profit remained at approximately the same level as experienced in the prior year period.

Petroleum sales increased approximately 85% due to a gain in market share as a result of improved programs and better supply positions with major suppliers. There was also an increase in the use of diesel powered irrigation wells as a result of dry weather conditions. Total gallons sold during the nine months ended July 31, 1996 was 77,140,274 gallons compared to 45,239,282 during the prior year period. Gross profit as a percent of sales decreased slightly due to competitive pressures, and a change in supplier volume purchase programs.

Company operating expenses increased approximately 54%.
This increase was due to the asset valuation adjustment
(see Note 3 to the the Condensed Conlolidated Financial
Statements), the merger with DPF, payroll and related expenses to support the growth in sales, and miscellaneous other expenses due to new fertilizer facilities and retail locations.

Catfish Processing Operations:

Unit sales in the fish processing and marketing operation were up over the prior year period by 553,000 pounds (4%) due to an increase in market share. The unit average selling price remained approximately the same as experienced in the prior year period. Total pounds processed decreased approximately 9% due to a lower supply of quality fish. Gross profit decreased approximately $1.77 million due to a lower processing yield. Operating expenses increased approximately $1.6 million due to the asset valuation adjustment (see Note 3 to the Condensed Consolidated Financial Statements).

Comparative Analysis of the Three Months Ended July 31, 1996
to the Three Months Ended July 31, 1995

Wholesale/Retail Operations:

Feed sales increased approximately 38%. This increase was due to higher feed prices caused by the higher cost of ingredients, and increased dairy feed sales caused by a decrease in available roughage due to drought conditions. Also, catfish feed sales increased because of an increase in the number of acres in catfish production. Tonnage sold during the three months ended July 31, 1996 was 127,626 tons compared to 116,787 tons sold during the prior year period. Gross profit remained at approximately the same level as realized during the prior year period.

Animal Health sales decreased approximately 6% because of the producers' reluctance to purchase due to depressed livestock prices. Gross profit remained at approximately the same level as experienced in the prior year period.

Farm Supply sales decreased approximately 16% due to the weak demand for supply products, which was caused by low cattle prices. Gross profit as a percent of sales increased approximately 21% due to a larger percentage of warehouse sales, which carry a higher profit margin than sales that are shipped directly from the manufacturer.

Fertilizer sales increased approximately 12% due to an increase in the unit price of fertilizer, and increased sales to independent dealers. Total tons of fertilizer sold during the three months ended July 31, 1996 was 382,342 tons compared to 326,406 tons sold during the prior year period. Gross profit decreased approximately
47% due to predatory pricing by competitors, and unfavorable changes in market prices.

Chemical sales decreased approximately 9%. This decrease was caused by growers switching to crops that require lower input costs. Gross profit remained at approximately the same level as experienced in the prior year period.

Seed sales increased approximately 64% due to higher average per unit prices, and increased corn seed sales, which have a higher unit value. The increase was also due to a gain in market share. Gross profit as a percent of sales increased approximately 75% due to increased processing revenue from proprietary soybean sales.

TBA sales increased approximately 4% due to increased sales of passenger and light truck tires. Also, farm tire sales began to recover from earlier months of farmers' purchasing resistance. Gross profit as a percent of sales increased slightly over the prior year period.

Petroleum sales increased approximately 120% due to increased per unit prices, and a gain in market share as a result of improved programs. There was also an increase in the use of diesel powered irrigation wells as a result of dry weather conditions. Total gallons sold during the three months ended July 31, 1996 was 37,337,007 gallons compared to 18,574,797 gallons sold during the prior year period. Gross profit as a percent of sales decreased approximately 32% as a result of increased spot market sales which carry a lower profit margin.

Company operating expenses increased approximately 40%.
This increase was due to increased payroll and related expenses to support the growth in sales, and miscellaneous other expenses due to the new fertilizer facilities and retail locations.

Catfish Processing Operations:

Unit sales in the fish processing and marketing operation decreased approximately 310,000 pounds (7%) due to competition. The unit average selling price increased approximately 3% over the prior year period due to increased demand.
Pounds processed decreased approximately 24% due to a shortage of adequate fish available for processing. Gross profit decreased approximately $422,000 due to lower processing yields. Operating expenses remained at approximately the same level as experienced in the prior year period.

Liquidity and Capital Resources

Cash used by operations decreased approximately $9.0 million due to the decreased inventory levels. Cash provided by investing activities increased approximately $17.3 million due to the sale of MCC stock. Cash used by financing activities increased approximately $24.6 million due to the repayment of debt.

Historically, most of the Company's financing has been with CoBank, ACB ("CoBank"). The Company has an $80 million seasonal line of credit and $20.7 million in term loans with CoBank. In the opinion of management, current financing arrangements provide sufficient liquidity.

During the nine months ended July 31, 1996, the Company sold 1,420,000 shares of MCC stock for $31,644,375.
Proceeds from these transactions were used to pay down the seasonal line of credit.

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

      Date: September 12, 1996   /s/ Robert P. Dixon
                                 -------------------
                                     Robert P. Dixon
                                        President


      Date: September 12, 1996   /s/ John A. Gaston
                                 -------------------
                                     John A. Gaston
                                  Senior Vice President
                              (Principal Financial Officer)

                     EXHIBIT INDEX

                Exhibits to Form 10-Q

    Exhibit Number              Exhibit

         27               Financial Data Schedule