Form 10-K
period 1996-10-31
SF SERVICES INC
filed 1997-01-28
CIK 870387

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C.   20549

                         FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended  October 31, 1996

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ----------  to  ----------

    Commission file number    33-38051

                          SF SERVICES, INC.
    (Exact name of registrant as specified in its Charter)

             Arkansas                           71-0220282
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)         Identification Number)

     120 Main Street, North Little Rock, Arkansas           72114
    (Address of principal executive offices)             (Zip Code)

   Registrant's telephone number, including area code (501) 945-2371

   Securities registered pursuant to Section 12(b) of the Act

                                         Name of each exchange on
       Title of each class                   which registered
             NONE                                   NONE

   Securities registered pursuant to Section 12(g) of the Act
                                   NONE
                            (Title of Class)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
 requirements for the past 90 days.    Yes [X]      No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]


 The aggregate market value of the voting stock held by nonaffiliates of the registrant was $125,000 at January 24, 1997.

 The number of shares outstanding of the registrant's common stock, $1,000.00 par value per share, was 125 at January 24, 1997.

                                 FORM 10-K

                                   PART I

ITEM  1: BUSINESS

SF Services, Inc. is a farm supply cooperative which was organized under the laws of the State of Arkansas in 1945.
As of January 24, 1997 it was made up of 125 local member cooperatives in Arkansas, Louisiana, Mississippi, Alabama, Oklahoma, and Texas. The local member cooperatives are owned and controlled by individual farmers. SF Services, Inc. is a basic manufacturer of agricultural and pet feeds, a production contractor and distributor of seeds in the rice, cotton, soybean and wheat production areas of the midsouth and a basic wholesaler of a wide variety of farm supply, tires, batteries and automotive ("TBA"), chemical, petroleum and fertilizer products to its members and other customers.

SF Services, Inc. attempts, through pooling of resources and sharing risks, to secure farm input products of the best quality and price, to cooperatively achieve economies in the manufacturing and procurement of goods and supplies, and to render service to its local member cooperatives. SF Services, Inc. has 15 operating and service divisions: Farm and Ranch; Petroleum; TBA; Fertilizer; Chemical; Seed; Feed; Animal Health; Catfish Processing and Marketing; Warehouse and Transportation; Field Services; Corporate Services; Information Services; Credit and Financial Analysis; and General Corporate.

SF Services, Inc. also controls seven subsidiaries which are included in the consolidated financial reports of SF Services, Inc. The seven subsidiaries are Cloverleaf Cooperative; SFA, Inc.; Deep South Farmers Supply, Inc.; Professional Technologies, Inc.; AgGrow Finance, Inc.; Southern Farm Fish Processors, Inc.; and SF Technical Services, Inc. In the first quarter of 1994, the operations of Professional Technologies, Inc. were combined with the TBA division of SF Services, Inc. This was done to reduce administrative costs and provide centralized management. No gain or loss was recognized on this transaction. SFA, Inc. conducts retail farm supply sales and services. AgGrow Finance, Inc. provides financing to individual farmers of member cooperatives for crop production and equipment purchases. Southern Farm Fish Processors, Inc. operates a catfish processing plant and a feed mill. The remaining subsidiary, SF Technical Services, Inc., provides environmental and regulatory compliance services and crop consulting services.

In the first quarter of 1995, pursuant to a plan and agreement of merger by and between Delta Purchasing Federation (AAL) ("DPF") and the Company, DPF was merged into the Company in a statutory merger. In the merger, DPF shareholders received an equity interest in the Company with value equal to net book value of DPF's assets plus $500,000. The acquisition has been accounted for as a purchase by recording the assets and liabilities of DPF based on their respective fair market values at acquisition date under the plan and agreement of merger. The Company's sales for 1995 increased approximately $21 million due to the merger.

In the first quarter of 1993, SF Services, Inc., through a newly formed wholly-owned subsidiary, Southern Farm Fish
Processors, Inc., purchased the assets of Arkansas Prime Fish
Processors by the assumption of debt in a non-cash transaction.

SF Services, Inc. and its subsidiaries employ approximately
1,320 persons.

Division sales, savings (loss) before income taxes and identifiable assets for each of the last three fiscal periods are presented below:


                          Year Ended     Year Ended     Year Ended
                          October 31,    October 31,    October 31,
                             1996           1995           1994
                         ------------  ------------    ------------
SALES BY DIVISION
  Feed and animal health $122,397,413  $101,249,886    $ 98,758,147
  Fertilizer              129,557,273   120,596,538      89,876,510
  Seed                     33,028,271    27,246,492      25,187,144
  Chemicals               121,382,784   136,743,532     100,381,754
  Farm and ranch           35,919,700    39,067,528      34,524,724
  Petroleum                70,216,528    37,750,042      36,503,703
  Tires, batteries and
    automotive             19,659,706    20,322,532      16,396,547
  Subsidiary's retail
    sales, net of
    eliminations           21,694,459    10,012,504       6,970,705
  Subsidiary's catfish
    processing and
    wholesale sales, net
    of eliminations        36,624,223    37,831,922      30,572,080
                         ------------  ------------    ------------
                         $590,480,357  $530,820,976    $439,171,314
                         ============  ============    ============

                               Year Ended   Year Ended   Year Ended
                               October 31,  October 31,  October 31,
                                  1996         1995         1994
                              -----------  ----------   -----------
SAVINGS (LOSS) BEFORE
INCOME TAXES BY
DIVISION*
  Feed and animal health      $(3,489,573) $   797,252  $ 1,173,038
  Fertilizer                   16,838,293    5,635,474    4,271,357
  Seed                            (19,325)     (93,310)     117,145
  Chemicals                      (249,797)     992,824      670,719
  Farm and ranch                 (139,819)     183,850      521,699
  Petroleum                       388,710       40,506      (19,016)
  Tires, batteries and
    automotive                     (6,050)     238,917      280,368
  Subsidiary's retail
    operations, net of
    eliminations                 (841,332)    (561,194)  (1,289,680)
  Subsidiary's finance
    operations, net of
    eliminations                   85,817       38,244
  Subsidiary's  catfish
    processing and wholesale
    sales, net of
    eliminations               (6,316,888)  (2,374,939)  (1,771,511)
                              -----------  -----------  -----------
                              $ 6,250,036  $ 4,897,624  $ 3,954,119
                              ===========  ===========  ===========
*After allocation of general and administrative expenses, interest expense and other income (expense).

                               October 31,   October 31,   October 31,
                                  1996          1995          1994
                              -----------    -----------  -----------
PROPERTY AND EQUIPMENT (NET)
  Feed and animal health      $ 9,426,682    $13,100,196  $10,319,072
  Fertilizer                   11,278,166      6,294,171    1,446,130
  Seed                            476,914        530,319      573,567
  Chemicals                     2,047,747      1,930,296      124,185
  Farm and ranch                      199            628        1,132
  Tires, batteries
    and automotive                 89,402        102,062       80,089
  Petroleum                        95,845         77,914       77,979
  Warehouse, transportation
    and general corporate       7,934,825      5,771,259    5,787,977
  Subsidiary's retail
    operations                  1,393,864      1,013,762    1,006,294
  Subsidiary's finance
    operations                        360          1,151
  Subsidiary's catfish
    processing wholesale
    sales                       2,912,675      4,654,797    3,454,124
                              -----------    -----------  -----------
                              $35,656,679    $33,476,555  $22,870,549
                              ===========    ===========  ===========

The seasonal nature of SF Services, Inc.'s core business requires the maintenance of significant inventory levels.
The Fertilizer, Chemical and Seed Divisions have peak activity in the spring planting season and again during the fall harvest and winter planting season. The geographical spread of trade areas from south to north makes these peaks fairly long in duration. However, the Fertilizer, Chemical, and Seed Divisions do experience lower levels of inventory in the late winter and late summer months.

SF Services, Inc.'s Feed Division is also subject to seasonal variance with its slow periods being experienced during the late spring and summer months when pasture is generally available. This is mitigated somewhat by the dairy feed business which is more year round in nature and by catfish feed sales which occur during the late spring through early fall period.

These seasonal patterns generally call for higher inventory levels because products must be stored during the slow period for delivery during the peak season. The requirements for competitive pricing has also made it necessary in a variety of products to purchase in truck, rail and barge lots which also adds to holding cost. This is especially true in the Farm and Ranch and TBA Divisions in the purchase of steel products, tires, and lubricants in truckload lots and Fertilizer and Seed Divisions in barge and rail quantities.

SF Services, Inc. is not dependent upon any one customer for a significant portion of its business. However, because of the cooperative ownership, it is dependent upon its local member cooperatives with whom it did 66% of its business in the fiscal year ending October 31, 1996. SF Services, Inc. is very price conscious because of the competitive environment in its trade area. Competitors include other regional cooperatives such as MFA, Inc., Farmland Industries, and Gold Kist as well as major privately-owned agri-business systems such as Helena Chemical, Terra International, and Conagra.

OPERATING DIVISIONS

Farm and Ranch

The Farm and Ranch Division makes available to the local member stores a wide range of products necessary for the timely schedule of crop and livestock production. Such products include garden tools, field sprayers, combine parts, disc blades, baler twine, fencing material, and a full line of livestock handling equipment. SF Services, Inc. attempts to maintain a relationship with major manufacturers of these products in order to guarantee a consistent supply of quality products for its local members.

Petroleum

This division provides petroleum products, including gasoline and diesel fuel, to its member stores. SF Services, Inc. believes that it has a good relationship with suppliers having strong domestic crude sources, and that this will help SF Services, Inc. maintain a competitive position in the agricultural petroleum market.

Tires, Batteries and Automotive

The TBA Division supplies tires, batteries and other automotive accessories such as antifreeze and lubricants to the member stores. Products supplied by the TBA Division are for use in both farm equipment and personal vehicles.
The division operates truck routes out of North Little Rock, Arkansas to place and service batteries. Farm lubricants are sold in both small containers as well as bulk containers.

Chemical

The Chemical Division provides to the local member stores various herbicides, crop protection chemicals, crop soil surfactants and other adjuvants for use in the production of such crops as rice, cotton, soybeans, wheat and sugar cane. The products are also utilized in the development and protection of pasture land. The products are delivered in a full range of packaging including the delivery of bulk reusable containers. This division also markets a full line of small package lawn and garden products.

The Chemical Division also disseminates information to the local member stores concerning proper use of crop protection products. This includes information concerning container disposal, proper storage and application, contingency planning as well as compliance with state and federal environmental regulations.

Fertilizer

The Fertilizer Division provides a full range of fertilizer products, services and marketing programs. The fertilizer products handled by the Fertilizer Division include all nitrogen products as well as phosphate, potash and sulfur.
In addition to fertilizer storage, the division has the capability to receive and unload barge loads of fertilizer products. The division also has mixing and blending capabilities at its North Little Rock, Arkansas facility.

Seed

The Seed Division is responsible for marketing and distributing agricultural seed to SF Services, Inc.'s membership. The division operates two seed processing and cleaning plants located in North Little Rock and Forrest City, Arkansas. Through these plants, the division contracts for the production of both public and proprietary brands of seed which is cleaned, processed and bagged at the plants following harvest.

Feed

The Feed Division is a basic manufacturer of livestock, aquaculture, horse and pet feeds. A wide variety of specialized formulas are provided to meet the various needs of the dairy, livestock, catfish, horse and pet industries. The division operates six feed mills located in North Little Rock and Fayetteville, Arkansas; Shreveport, Louisiana; and Lumberton, Greenville and Macon, Mississippi.

Animal Health

The Animal Health Division is responsible for the marketing and distribution of a full line of livestock pharmaceuticals and related products for the care of livestock. This division compliments the Feed Division by providing health related products to the same customers using livestock, aquaculture, horse and pet feeds.

Warehouse and Transportation

The Warehouse and Transportation Division operates the primary product distribution center located in North Little
Rock, Arkansas. This division is responsible for the warehousing and delivery of SF Services, Inc.'s products sold to its customers. The division maintains a fleet of truck tractors and trailers for its delivery function.

Field Services

The Field Services Division includes the departments of Field Sales and Communications. The Field Sales department promotes SF Services, Inc.'s programs and product lines at the local store level. This department emphasizes expansion of the SF Services, Inc.'s market area and prepares and presents information to educate local cooperatives in a variety of areas including products and practices, cooperative development and member services.

The Communications department includes the functions of member and public relations, advertising coordination and program development. The advertising coordination function provides direct support to the member cooperatives when requested. This support includes ad slicks, mail stuffers, and other advertising material. The member and public relations function is responsible for the planning and coordination of all SF Services, Inc.'s meetings held for the local cooperatives. This includes the SF Services, Inc.'s annual meeting, the summer cooperative managers' meeting and the annual product shows. This division also represents SF Services, Inc. and the local member cooperatives in the development, promotion and coordination of state and regional cooperative activities.

Corporate Services; Information Services; Credit and
Financial Analysis; and General Corporate

These divisions encompass a variety of functions which are primarily administrative in nature. The functions include finance, accounting, credit, strategic planning, facility and property management, risk management, employee benefits administration, and management support.

The Corporate Services Division also administers the
SF Services, Inc.'s health plan and 401(k) retirement plan. These are multi-employer plans in which many of the local member cooperatives participate. The division's risk management group is responsible for placing and servicing liability and casualty insurance for SF Services, Inc. and for many of the local member cooperatives.

Technical Services

Technical Services is responsible for research.
Research may be either exploratory or for the scientific procurement of information. This department is responsible for the development and administration of the Technical Assistance Joint Venture Program and Tech Service program. These programs encompass agronomic and economic recommendations to be used by local cooperatives and membership and coordination of marketing planning for both regional and local cooperative management. In addition, the department administers and disseminates information regarding government regulatory agencies relating to environmental matters, OSHA and the Department of Transportation as may be applied to the operations of SF Services, Inc. and member cooperatives. Assistance is given to testing and remediation of environmental problems when required.

Catfish Processing and Marketing

Catfish processing and marketing is located in Eudora, Arkansas. Live catfish for processing are purchased from local farmer producers located in Arkansas, Mississippi and Louisiana. Approximately 32.3 million pounds of live fish are purchased annually at a conversion rate of about 45.4% yield resulting in approximately 14.8 million pounds of finished product. Sales consist of frozen and fresh ice pack whole and fillet product with about 60% frozen and 40% fresh. Primarily sales are made through brokers to restaurant and grocery concerns.

ITEM  2:  PROPERTIES

The principal offices of SF Services, Inc. are located in North Little Rock, Arkansas. SF Services, Inc.'s other facilities can be divided into two categories - distribution and processing. The major distribution warehouse in North Little Rock, Arkansas is on a concrete tilt-up slab construction (280,000 square feet). This centralized distribution warehouse serves SF Services Inc.'s Chemical; Farm Supply; TBA; Feed; Animal Health; and Seed divisions. The North Little Rock warehouse is supported by in-season product storage warehouses at Blytheville, Arkansas; Forrest City, Arkansas; Bunkie, Louisiana (a leased facility); Evergreen, Louisiana; and Greenwood, Mississippi.
These metal warehouses are placed for quick product movement and could handle up to 50% more product in season.

The Fertilizer Division distributes dry fertilizer products from two warehouses in North Little Rock and one warehouse in Jonesboro, Arkansas, which have combined storage capacities of approximately 80,000 tons. These wood and treated metal warehouses provide off-season and in-season storage. In addition, approximately 50,000 tons of liquid fertilizer is distributed through equipment owned by the Company at six locations throughout Arkansas, Mississippi, and Louisiana, and approximately 55,000 tons through eleven leased facilities located in Arkansas, Louisiana, Mississippi, and Texas. The fertilizer bagging facility in the North Little Rock, Arkansas warehouse can increase its production to supply additional demand. All distribution warehouses are kept in good operating condition with an ongoing repair and maintenance program.

During 1995 the Company purchased property in Memphis, Tennessee and Greenville, Mississippi. These properties are being used to construct fertilizer terminal facilities on the Mississippi River. Construction at the Memphis terminal (storage capacity 51,500 tons) is expected to be complete in May 1997 and the Greenville terminal (storage capacity 43,000 tons) is expected to be complete in February 1997.

SF Services, Inc. operates six feed processing plants located in North Little Rock, Arkansas (80,000 tons at 100% capacity); Fayetteville, Arkansas (70,000 tons at 35% capacity); Shreveport, Louisiana (70,000 tons at 78% capacity); Macon, Mississippi (110,000 tons at 100% capacity); Lumberton, Mississippi (100,000 tons at 100% capacity) and Greenville, Mississippi (90,000 tons at 84% capacity). The facilities at Fayetteville, Arkansas; Shreveport, Louisiana; Lumberton,

Mississippi; and Greenville, Mississippi are concrete mills, and the ones at North Little Rock, Arkansas; and Macon, Mississippi are of steel construction. All mills are in good operating condition and are capable of running 100% of capacity without materially changing or adding additional equipment.

During the year ended October 31, 1996, the Seed Division operated two seed plants located in North Little Rock and Forrest City, Arkansas. Each plant has up-to-date cleaning equipment with adequate bulk and flat storage. The production capacity of the North Little Rock, Arkansas plant is 160,000 bushels and the capacity of the Forrest City, Arkansas plant is 650,000 bushels. The seed plant at North Little Rock, Arkansas operated on an as needed basis with nominal production for the fiscal year ended October 31, 1996. The production of the Forrest City plant ran at 100% of capacity.

SF Services, Inc. acquired a manually operated catfish processing plant in December, 1992 located in Eudora, Arkansas. The facility is constructed of concrete foundation and flooring with a metal building having offices, processing area, ice pack cooler storage and freezer storage. Following the acquisition, the plant was upgraded to an automated operation through the addition of automated processing equipment and the installation of an ammonia freezing system and expanded freezer storage. The operating capacity of the Eudora Facility is 40 million live weight pounds annually using the current freezing and storage facility.

SF Services, Inc. has numerous other miscellaneous properties which are leased to member cooperatives, subsidiaries, and unrelated third parties, as well as several tracts of undeveloped land. Some of the properties are used in subsidiary operations, some are used by member cooperatives, and others were acquired through foreclosures.

A listing of the locations of such properties by state and town follows:

Louisiana              Mississippi                 Arkansas
------------      --------------------------       ----------
Evergreen         Brookhaven    New Albany         Wynne
Eunice            Canton        Raymond            Stuttgart
Winnsboro         Ellisville    Popularville       Augusta
Minden            Hattiesburg   Collins            El Dorado
Iowa              Natchez       Wiggins
Mer Rouge         Belden        Madison
Moreauville       Inverness     Vicksburg
Farmerville

All of the facilities and properties listed in the above table are held in fee by SF Services, Inc.

SF Services, Inc. believes that its facilities and properties are adequate for its current needs and for any anticipated future needs.

ITEM  3:   LEGAL PROCEEDINGS

None


ITEM  4:   SUBMISSION OF MATTERS TO A VOTE AND SECURITY
           HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                            PART II

ITEM  5:   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

No market exists for trading of shares of SF Services, Inc.'s common stock. SF Services, Inc.'s common stock cannot be transferred by the holders thereof without prior approval of the Board of Directors and then only to persons meeting the requirements to be a shareholder as specified in the bylaws. No dividends may be paid on SF Services, Inc.'s common stock.

The number of shareholders of record for SF Services, Inc.'s common stock as of January 24, 1997 was 125.


ITEM  6:   SELECTED FINANCIAL DATA

The following is a summary of selected historical financial data of SF Services, Inc. as of and for the years ended October 31, 1996, 1995, 1994, 1993 and 1992. The financial data has been derived from the "Consolidated Financial Statements of SF Services, Inc.", which have been audited by Baird, Kurtz & Dobson, independent certified public accountants.
The financial data should be read in conjunction with the "Consolidated Financial Statements and Footnotes" included elsewhere herein. Particular attention is directed to Footnote "Acquisitions."

          Year Ended  Year Ended  Year Ended  Year Ended  Year Ended
           October 31, October 31, October 31, October 31, October 31,
              1996        1995        1994        1993        1992
           ----------  ----------  ----------  ----------  ----------
                            (Thousand Dollars)

NET SALES    $590,480    $530,821    $439,171    $382,545    $358,075

SAVINGS
 (LOSS)
 BEFORE
 EXTRA-
 ORDINARY
 ITEM        $  2,572    $  2,703    $  3,954    $  2,263    $  3,651

AT PERIOD END:

TOTAL
 ASSETS      $192,622    $199,662    $159,527    $143,777    $134,529

LONG-TERM
 NOTES
 PAYABLE,
 NET OF
 CURRENT
 MATURITIES  $ 22,309    $ 19,843    $ 27,805    $ 30,986    $ 30,242

TOTAL
 LONG-TERM
 OBLIGATIONS $ 22,477    $ 20,072    $ 29,437    $ 32,221    $ 31,762


ITEM  7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The primary products sold by SF Services, Inc., include processed catfish, farm supply products, animal and fish feeds, agricultural fertilizers, seeds and chemicals, and petroleum products. These products are sold primarily to 125 local cooperative retail stores serving the individual farmer producer, and other non-member customers. Weather, federal farm programs, and commodity prices impact the unit demand for the products sold by SF Services, Inc.
Primarily the seed, fertilizer, chemical and animal feed divisions may be impacted by seasonal changes, as well as variations in ingredient prices which create changes in the dollar volume of sales. SF Services, Inc.'s business cycle is highly seasonal and can be advanced or delayed by wet, dry, hot, or cold weather conditions.

Total 1996 sales increased approximately 11.2% over the previous year. Increased sales were realized in Feed,

Fertilizer, Seed, and Petroleum, while decreases in sales were realized in Animal Health, Farm and Ranch, Chemicals,
TBA, and Catfish Processing. Further analysis of departmental sales is included under the comparative analysis between fiscal years which follows.

Cost of sales were 94.2% of sales in 1996 compared to 94.3% in the previous year. Further analysis of cost of sales by department is included under the comparative analysis between fiscal years which follows.

As a result of the factors described in the two preceding paragraphs, gross profit for the year ended October 31, 1996 increased approximately $4.4 million (14%). Further analysis of gross profit is included under the comparative analysis between fiscal years which follows.

Other operating revenue increased approximately 260% over the previous year. This increase was due to additional service income generated by the retail locations due to increased business activities, additional revenue generated by the finance subsidiary, and increased revenue generated by moving more product through the Company's facilities.

Net savings decreased $131,102 (5%). This decrease was due primarily to increased operating expenses and increased income tax expense, offset by the gain on sales of MCC stock.


On August 22, 1994, Mississippi Chemical Corporation ("MCC"), formerly a Cooperative, became a public entity and the Company's investment in common stock and allocated equities of MCC were converted to common stock in the new entity.
Effective July 1, 1994, the Company ceased to receive patronage refunds from MCC on business done with MCC subsequent to July 1, 1994.

During 1996, the Company sold 1,525,720 shares of MCC stock.
The sales resulted in a gain of $17,863,024 on proceeds of $34,027,573.

Subsequent Events

On December 31, 1996, the Company purchased the assets of Matthews of Monette, Inc., a wholesale and retail fuel business located in Arkansas, for approximately $9.4 million. This acquisition is expected to add approximately
$45 million in annual sales to the Company. The new operation will be operated under the name "Northeast
Arkansas Oil Company, LLC", a newly formed, wholly-owned subsidiary.

Comparative Analysis of the Fiscal Year Ended October 31, 1996
to the Fiscal Year Ended October 31, 1995

Net sales for the fiscal year ended October 31, 1996 increased approximately 11.2% over the prior year. This increase was attributable to the following factors:

Farm and Ranch sales decreased approximately 8% due to the severe decline in the price of beef cattle, which caused producers to reduce their purchases. Gross margin increased to 9.4% of sales compared to 9.1% in the prior year. This increase was mainly due to better purchasing and product positioning.

Feed sales increased approximately 27% over the previous year due primarily to increased feed prices caused by the higher cost of ingredients. Total tons sold increased approximately 25,000 tons (5.6%) due to a gain in market share. Gross margin decreased approximately $926,000 due to higher ingredient costs which were not passed on to the customer.

Animal Health sales decreased approximately 4% due to the lower livestock prices, which caused producers to reduce their purchases. The lower live stock prices also caused significant liquidation of cow/calf units in the trade area. Gross margin as a percent of sales decreased to 10.25% from 10.5% in the previous year. This decrease was due to competitive pressure for the fewer livestock units in the market.

TBA sales decreased approximately 3% due to the late passing of the Farm Bill which caused producers to reduce purchases. The decrease was also caused by some loss of market share due to strong competitive pricing from tire manufacturers. Gross margin as a percent of sales remained approximately the same as experienced in the previous year.

Petroleum sales increased approximately 86%. This increase was due to a gain in market share which was lost in previous years because of competitive pricing and a lack of sufficient transportation. Also, sales of diesel fuel used in irrigation wells realized a strong increase due to the dry summer weather. Total gallons sold increased approximately 65% to 115 million gallons. Gross margin as a percent of sales decreased to 2.0% from 2.7% in the previous year. This decrease was due to changes in suppliers' volume rebate purchase programs.

Fertilizer sales increased approximately 7% due to a gain in market share. Total tons sold increased approximately 104,000 tons (13%). Gross margin as a percent of sales was 5.1% compared to 2.6% in the previous year. This increase was due to more favorable market conditions than were experienced in the previous year. Also, more product was sold through the Company's facilities, which generates more margin.

Chemical sales decreased approximately 11% due to changes in cropping patterns in the trade area. More corn acres were planted at the expense of cotton, which requires more chemical applications. Gross margin as a percent of sales increased to 6.3% from 5.9% in the previous year. This increase was due to an effort to increase margins to offset the decline in sales volume.

Seed sales increased approximately 21% because of cotton being replaced by corn, which has a higher unit value than cotton. Also, sales of soybean and wheat seed increased. Gross margin as a percent of sales increased to 10.0% from 9.1% in the previous year. This increase was due to increased proprietary seed sales, which carry a higher margin than public variety products. The introduction of biotechnology seed products also provided the opportunity to increase margins.

Processed catfish sales decreased approximately 3% due to lower processing levels caused by a lack of quality fish available for processing. Gross margin decreased approximately $2.1 million due to higher live fish cost caused by the inadequate supply of quality fish, and a higher per unit processing cost caused by the inefficiency of lower processing levels.

Operating expenses increased approximately 47.5% over the previous year. This increase was due to the following factors: (1) increased expenses of the retail group due to new locations ($826,000), and increased business activity ($1.2 million), (2) increased information services costs associated with the implementation of a new computer system ($1.1 million), (3) increased costs associated with the new fertilizer terminal operations ($1.1 million), (4) increased costs associated with additional petroleum transportation operations ($487,000), (5) the addition of the new office building ($273,000), and (6) the asset value adjustments ($5.5 million).

During 1996, the Company recognized expenses of approximately $5.0 million to reduce the carrying value of the Eudora, Arkansas catfish processing plant and the Greenville, Mississippi feed mill, the values of which have been impaired due to continued losses resulting from excessive operating costs. Also, during 1996 the Company recognized expenses of approximately $516,000 to reduce the carrying value of various abandoned properties. The amount of the impairments were estimated based on appraisals performed during the year and expected future cash flows. These estimates could change materially in the future.

Comparative Analysis of the Fiscal Year Ended October 31, 1995
to the Fiscal Year Ended October 31, 1994

Net sales for the fiscal year ended October 31, 1995 increased approximately 20.9% over the prior year. This increase was attributable to the following factors:

Farm and Ranch sales increased approximately 13% due to gaining additional business with existing accounts and the establishment of new accounts in the Texas, Oklahoma, and Kansas regions. Gross margins increased due to economies gained from more business in certain groups, primarily fencing and livestock feeding and handling equipment.

Feed sales increased approximately 2.4% over the previous year due primarily to an increase in catfish feed usage.
Feed sales increased by approximately 30,000 tons over the previous year. Gross margin increased approximately 6.4% due to favorable price positions for ingredients purchased.

Animal Health sales increased approximately 3% due to aggressive sales programs by manufacturer's and the Company's sales force. Gross margins increased due to meeting manufacturer's rebate goals resulting in lower product cost.

TBA sales increased approximately 24% because of the DPF merger and an increase in market share due to advanced forecasting programs. Gross margins increased approximately
26% due to achieving higher rebate levels with most suppliers.

Petroleum sales increased approximately 3% due to the DPF merger and a strong sales program which helped the Company gain market share. Total petroleum sales increased approximately 764,000 gallons. Gross margin increased due to higher volume rebate programs from refinery suppliers.

Fertilizer sales increased 34% due to the DPF merger and increased sales to non-member accounts. Fertilizer sales increased approximately 183,000 tons over the previous year. Gross margin decreased due to the loss of MCC patronage rebates and losses on fertilizer sales due to unfavorable market prices following an anticipated shortage of nitrogen products.

Chemical sales increased approximately 36% due to the DPF merger and gaining additional business with established accounts. Gross margins increased due to higher dealer commissions received based on higher volume.

Seed sales increased approximately 8% due mainly to the DPF merger. Gross margin as a percent of sales decreased because of fewer acres planted in corn, a higher gross margin product compared to cotton, rice, and soybeans.

Processed catfish sales increased approximately 24% due to a higher demand for processed catfish combined with a higher price per pound. Gross margin decreased due to the higher cost of live fish.

Operating expenses increased approximately 22% over the previous year. This increase was due to the following factors: (1) additional costs associated with the DPF merger ($2,500,000), (2) increased expenses of the retail group due to increased business activity ($677,000), (3) higher expenses at the catfish processing facilities due to higher production levels ($156,000), and (4) a combination of miscellaneous other costs necessary to service the rapid growth in sales ($2,150,000).

Interest expense increased 50.4% over the previous year.
Increases in sales, inventories, accounts receivable, and capital expenditures resulted in the need for higher seasonal borrowing on the Company's loan with CoBank, ACB
("CoBank").


Liquidity and Capital Resources

Cash used in operating activities was approximately $27.1 million in 1996 compared to approximately $22.4 million used in the previous year. This increase was due primarily to lower operating profits and increased inventories, primarily fertilizer. Cash provided by investing activities was approximately $23 million in 1996 compared to approximately $7.7 million in the prior year. This increase was due to the sale of the investment in MCC, partially offset by the purchase of additional property and equipment.
Cash provided by financing activities was approximately
$6.6 million in 1996 compared to approximately $14.2 million in the previous year. This decrease was due to a lower increase in debt than was required in the previous year.

During 1996, the Company sold 1,525,720 shares of MCC stock resulting in a gain of $17,863,024 on proceeds of $34,027,573. Proceeds from the stock sales were used to pay down the seasonal and term debt.

On January 31, 1996 the Company purchased substantially all of the assets of Farmers Service (AAL), Sumner, Mississippi, a member cooperative, for approximately $1.3 million. During 1995, Farmers Service had purchases of approximately $3.6 million from the Company.

The allowance for doubtful accounts increased to $950,000 from $294,814. Analysis of the current accounts and a review of collection history does not indicate that losses would be expected to exceed the current reserve balance.

During 1996, the Company invested approximately $10.4 million in additional fixed assets, including $4.4 million at the Greenville, Mississippi and Memphis, Tennessee fertilizer terminals, and $2.7 million for a new computer system and operating software. In 1997, the Company expects to invest an additional $2.1 million in the fertilizer terminals, and an additional $1.2 million for the computer system. Approximately $2.5 million of capital expenditures for the replacement of depreciated assets are expected to be made in the 1997 fiscal year.

The Company has recorded a deferred tax asset of $1,980,582 at the 1996 fiscal year end. The deferred tax asset is recognized for the tax effects of differences between the financial statement and tax basis of assets and liabilities related to non-patronage income. The deferred tax asset includes a $500,000 valuation allowance. A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that a deferred tax asset will be realized. In setting the valuation allowance for realization of deferred tax assets, management uses a tax planning strategy that recognizes the benefits of impairment losses deductible in the future based on available refunds of previously paid tax.

Historically, most of SF Services, Inc.'s financing has been with CoBank. CoBank has provided the Company with an $80 million seasonal line of credit , of which approximately $65.6 million was used at October 31, 1996. The Company also has $22,677,750 in term loans with CoBank with annual payments of $2,557,250. During 1996, the Company obtained a formal waiver from CoBank with respect to covenant violations concerning the current ratio. The Company is currently negotiating with CoBank to provide an additional $9.4 million in term loans to finance the acquisition of Matthews of Monette, Inc. and the Company's other capital projects. With the addition of the Matthews of Monette, Inc. acquisition, the Company has completed its expansion plans and will concentrate on the profitability of existing operations. Management believes that the current line of credit will provide sufficient liquidity for current and future operating levels.

ITEM  8:   FINANCIAL STATEMENTS

Independent Accountants' Report

Board of Directors
SF Services, Inc.
North Little Rock, Arkansas

We have audited the accompanying consolidated balance sheets of SF SERVICES, INC. as of October 31, 1996 and 1995, and the related consolidated statements of income, changes in members' equity and cash flows for each of the three years in the period ended October 31, 1996 and the financial statement schedule included in Item 14(a)(2). These financial statements and schedule are the responsibility of the Cooperative's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SF SERVICES, INC. as of October 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles. Also, In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 19 to the consolidated financial statements, in 1996 the Cooperative adopted the provisions of Statement of Financial Accounting Standards No. 121,
"Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ". The Cooperative, in
1994, adopted the provision of Statement of Financial
Accounting Standards No. 115 in accounting for its marketable securities.

/s/ Baird, Kurtz, & Dobson

Little Rock, Arkansas
December 20, 1996

                     CONSOLIDATED BALANCE SHEETS

                      OCTOBER 31, 1996 AND 1995


ASSETS

                                         1996            1995
                                    ------------    ------------
CURRENT ASSETS
 Cash                               $  3,214,419    $    645,379
 Marketable securities                                34,176,546
 Accounts receivable, less
  allowance for doubtful
  accounts; October 31, 1996 -
  $950,000, October 31, 1995 -
  $294,814                            40,768,809      44,183,592
 Accounts receivable - other           6,287,292       2,556,446
 Note receivable - current portion     2,184,287         929,016
 Inventories                          84,215,934      67,277,893
 Patronage distributions receivable      168,147         118,407
 Deferred income taxes - current         834,738
 Other                                 1,253,263         991,159
                                    ------------    ------------
     Total Current Assets            138,926,889     150,878,438
                                    ------------    ------------

INVESTMENTS AND LONG-TERM
  RECEIVABLES
 Notes receivable                      3,154,281       2,977,192
 Investments in other cooperatives    12,974,801      11,662,378
 Deferred income taxes - long term     1,145,844
                                    ------------    ------------
                                      17,274,926      14,639,570
                                    ------------    ------------

PROPERTY AND EQUIPMENT, At Cost
 Land and improvements                 3,594,565       4,179,756
 Buildings                            19,236,628      22,573,718
 Machinery and equipment              20,438,434      24,110,260
 Automobiles and trucks                1,478,513       1,313,104
 Furniture and fixtures                4,636,169       1,307,315
 Construction in progress              8,269,079
                                    ------------    ------------
                                      57,653,388      53,484,153
 Less accumulated depreciation        21,996,709      20,007,598
                                    ------------    ------------
                                      35,656,679      33,476,555
                                    ------------    ------------

OTHER ASSETS                             763,565         667,326
                                    ------------    ------------

                                    $192,622,059    $199,661,889
                                    ============    ============

LIABILITIES AND MEMBERS' EQUITY

                                        1996            1995
                                   ------------    ------------
CURRENT LIABILITIES
 Note payable                      $ 65,582,931    $ 65,432,437
 Interest payable                       222,015         110,235
 Debentures                           1,342,009       1,383,209
 Current maturities of
  long-term debt                      3,013,819       2,820,453
 Accounts payable                    29,094,690      23,261,092
 Patronage distributions and
  capital stock retirements
  to be paid in cash                                  4,000,000
 Deferred income taxes                                8,368,554
 Patrons' deposits                   14,175,462       9,701,825
 Accrued expenses                     4,287,813       2,851,057
 Income taxes payable                   739,683         781,958
                                   ------------    ------------
 Total Current Liabilities          118,458,422     118,710,820
                                   ------------    ------------

LONG-TERM DEBT                       22,309,220      19,842,812
                                   ------------    ------------

OTHER LIABILITIES                       168,200         229,406
                                   ------------    ------------


MEMBERS' EQUITY
 Capital stock
  Class "A" preferred                 2,079,600       2,139,400
  Class "B" convertible preferred       676,400         676,400
  Common stock                          125,000         127,000
  Capital certificates                  157,399         157,399
 Unrealized gain on securities
  reported at fair value, net
  of tax of $6,956,151 in 1995                       11,055,632
 Retained earnings (deficit)            809,478      (1,631,647)
 Allocated equities                  47,838,340      48,354,667
                                   ------------    ------------
                                     51,686,217      60,878,851
                                   ------------    ------------
                                   $192,622,059    $199,661,889
                                   ============    ============

See Notes to Consolidated Financial Statements

                        SF SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF INCOME

             YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


                                 1996          1995          1994
                            ------------   ------------   ------------
NET SALES                   $590,480,357   $530,820,976   $439,171,314

COST OF GOODS SOLD           556,030,450    500,731,715    410,099,611
                            ------------   ------------   ------------
GROSS PROFIT                  34,449,907     30,089,261     29,071,703

OTHER OPERATING REVENUE        1,957,519        542,926        432,671
                            ------------   ------------   ------------
GROSS MARGIN AND OTHER
 OPERATING  REVENUE           36,407,426     30,632,187     29,504,374

OPERATING EXPENSES            44,458,673     30,131,789     24,648,408
                            ------------   ------------   ------------
INCOME (LOSS) FROM
 OPERATIONS                   (8,051,247)       500,398      4,855,966
                            ------------   ------------   ------------
OTHER INCOME (EXPENSE)
 Interest income               1,592,666      1,526,514      1,054,460
 Interest expense             (5,939,801)    (6,396,350)    (4,252,638)
 Dividend income                 123,154        530,037
 Miscellaneous                   662,240        146,070        257,603
 Gain on sale of MCC stock    17,863,024      8,590,955      2,038,728
                            ------------   ------------   ------------
                              14,301,283      4,397,226       (901,847)
                            ------------   ------------   ------------

SAVINGS BEFORE INCOME TAXES    6,250,036      4,897,624      3,954,119

PROVISION FOR INCOME TAXES     3,677,875      2,194,361
                            ------------   ------------   ------------
NET SAVINGS                 $  2,572,161   $  2,703,263   $  3,954,119
                            ============   ============   ============

NET SAVINGS APPLIED TO:
 Allocated equities
  Capital equity credits    $              $              $  4,215,923
  Cash                                        1,699,111      1,870,253
                            ------------   ------------   ------------
                                              1,699,111      6,086,176
 Retained earnings             2,572,161      1,004,152     (2,132,057)
                            ------------   ------------   -------------
                            $  2,572,161   $  2,703,263   $  3,954,119
                            ============   ============   ============

See Notes to Consolidated Financial Statements

                           SF SERVICES, INC.

         CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

                YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


                                 Convertible
                      Preferred   Preferred    Preferred    Preferred
                        Stock       Stock        Stock        Stock
                      Class "A"    Class "B"     Class "C"    Class "D"
                    ----------    ----------  -----------   -----------
BALANCE,
 OCTOBER 31, 1993   $ 2,189,300   $ 676,400   $ 1,780,861   $ 1,736,200

ISSUANCE OF STOCK

NET SAVINGS

CAPITAL EQUITY
 CREDITS ISSUED
 AS PATRONAGE
 DISTRIBUTIONS

CAPITAL EQUITY
 CREDITS PAID

RETIREMENT OF
 COMMON STOCK

PREFERRED STOCK
 DIVIDENDS

RETIREMENT OF
 PREFERRED STOCK                               (1,780,861)     (173,620)

OFFSET AGAINST
 ACCOUNTS
 RECEIVABLE

CHANGE IN
 UNREALIZED
 GAIN OR LOSSES
                    -----------   ----------  ------------  -----------
BALANCE,
 OCTOBER 31, 1994     2,189,300     676,400            -0-    1,562,580
                    -----------   ----------   -----------  -----------
ISSUANCE OF STOCK

NET SAVINGS

CAPITAL EQUITY
 CREDITS ISSUED
 AS PATRONAGE
 DISTRIBUTIONS

MERGER WITH
 DELTA
 PURCHASING
 FEDERATION (AAL)

CAPITAL EQUITY
 CREDITS PAID

RETIREMENT OF
 COMMON STOCK

PREFERRED STOCK
 DIVIDENDS

RETIREMENT OF
 PREFERRED STOCK        (49,900)                             (1,562,580)

RETIREMENT OF
 ALLOCATED
 EQUITIES

CHANGE IN
 UNREALIZED
 GAIN OR LOSSES
                    -----------   -----------  ----------   ----------
BALANCE,
 OCTOBER 31, 1995   $ 2,139,400   $   676,400  $      -0-   $      -0-
                    -----------   -----------  ----------   ----------
ISSUANCE OF STOCK

NET SAVINGS

RETIREMENT OF
 COMMON STOCK

PREFERRED STOCK
 DIVIDENDS

RETIREMENT OF
 PREFERRED STOCK        (59,800)

RETIREMENT OF
 ALLOCATED
 EQUITIES

OFFSET AGAINST
 ACCOUNTS
 RECEIVABLE

CHANGE IN
 UNREALIZED
 GAIN OR LOSSES

BALANCE,            -----------   ----------  ------------   ----------
 OCTOBER 31, 1996   $ 2,079,600   $  676,400  $        -0-   $      -0-
                    ===========   ==========  ============   ==========

See Notes to Consolidated Financial Statements


                         SF SERVICES, INC.

   CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY (Continued)

             YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                         RETAINED
                          CAPITAL        COMMON          EARNINGS
                         CERTIFICATES     STOCK         (DEFICIT)
                         ------------   ------------   ------------
BALANCE,
 OCTOBER 31, 1993        $    157,399   $    127,000   $   (233,200)

ISSUANCE OF STOCK                              2,000

NET SAVINGS                                               3,954,119

CAPITAL EQUITY
 CREDITS ISSUED
 AS PATRONAGE
 DISTRIBUTIONS                                           (6,086,176)

CAPITAL EQUITY
 CREDITS PAID

RETIREMENT OF
 COMMON STOCK                                 (6,000)

PREFERRED STOCK
 DIVIDENDS                                                 (136,521)

RETIREMENT OF
 PREFERRED STOCK

OFFSET AGAINST
 ACCOUNTS
 RECEIVABLE

CHANGE IN
 UNREALIZED
GAIN OR LOSSES
                         ------------   ------------   ------------

BALANCE,
 OCTOBER 31, 1994        $    157,399   $    123,000   $ (2,501,778)
                         ------------   ------------   ------------
ISSUANCE OF STOCK                              7,000

NET SAVINGS                                               2,703,263

CAPITAL EQUITY
 CREDITS ISSUED
 AS PATRONAGE
 DISTRIBUTIONS                                           (1,699,111)

MERGER WITH
 DELTA
 PURCHASING
 FEDERATION (AAL)

CAPITAL EQUITY
 CREDITS PAID

RETIREMENT OF
 COMMON STOCK                                 (3,000)

PREFERRED STOCK
 DIVIDENDS                                                 (134,021)

RETIREMENT OF
 PREFERRED STOCK

RETIREMENT OF
 ALLOCATED
 EQUITIES

CHANGE IN
 UNREALIZED
 GAIN OR LOSSES

                         ------------   ------------   ------------
BALANCE,
 OCTOBER 31, 1995        $    157,399   $    127,000   $ (1,631,647)
                         ------------   ------------   ------------
ISSUANCE OF STOCK                              2,000

NET SAVINGS                                               2,572,161

RETIREMENT OF
 COMMON STOCK                                 (4,000)

PREFERRED STOCK
 DIVIDENDS                                                 (131,036)

RETIREMENT OF
 PREFERRED STOCK

RETIREMENT OF
 ALLOCATED
 EQUITIES

OFFSET AGAINST
 ACCOUNTS
 RECEIVABLE

CHANGE IN
 UNREALIZED
 GAIN OR LOSSES
                         ------------   ------------   ------------
BALANCE,
 OCTOBER 31, 1996        $    157,399   $    125,000   $    809,478
                         ============   ============   ============

See Notes to Consolidated Financial Statements


                       SF SERVICES, INC.

   CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY (Continued)

             YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


                                         UNREALIZED
                                          GAIN ON
                                         SECURITIES
                          ALLOCATED      REPORTED AT
                          EQUITIES       FAIR VALUE       TOTAL
                         ------------   ------------   ------------
BALANCE,
 OCTOBER 31, 1993        $ 41,277,575   $        -0-   $ 47,711,535

ISSUANCE OF STOCK                                             2,000

NET SAVINGS                                               3,954,119

CAPITAL EQUITY
 CREDITS ISSUED
 AS PATRONAGE
 DISTRIBUTIONS              6,086,176

CAPITAL EQUITY
 CREDITS PAID              (1,870,253)                   (1,870,253)

RETIREMENT OF
 COMMON STOCK                                                (6,000)

PREFERRED STOCK
 DIVIDENDS                                                 (136,521)

RETIREMENT OF
 PREFERRED STOCK                                         (1,954,481)

OFFSET AGAINST
 ACCOUNTS
 RECEIVABLE                  (447,286)                     (447,286)

CHANGE IN
 UNREALIZED
 GAIN OR LOSSES                            8,936,166      8,936,166

BALANCE,                 ------------   ------------   ------------
 OCTOBER 31, 1994        $ 45,046,212   $  8,936,166   $ 56,189,279
                         ------------   ------------   ------------
ISSUANCE OF STOCK                                             7,000

NET SAVINGS                                               2,703,263

CAPITAL EQUITY
 CREDITS ISSUED
 AS PATRONAGE
 DISTRIBUTIONS              1,699,111

MERGER WITH
 DELTA
 PURCHASING
 FEDERATION (AAL)           4,498,888                     4,498,888

CAPITAL EQUITY
 CREDITS PAID              (1,699,111)                   (1,699,111)

RETIREMENT OF
 COMMON STOCK                                                (3,000)

PREFERRED STOCK
 DIVIDENDS                                                 (134,021)

RETIREMENT OF
 PREFERRED STOCK            1,110,456                      (502,024)

RETIREMENT OF
 ALLOCATED
 EQUITIES                  (2,300,889)                   (2,300,889)

CHANGE IN
 UNREALIZED
 GAIN OR LOSSES                            2,119,466      2,119,466
                         ------------   ------------   ------------
BALANCE,
 OCTOBER 31, 1995        $ 48,354,667   $ 11,055,632   $ 60,878,851
                         ------------   ------------   ------------
ISSUANCE OF STOCK                                             2,000

NET SAVINGS                                               2,572,161

RETIREMENT OF
 COMMON STOCK                                                (4,000)

PREFERRED STOCK
 DIVIDENDS                                                 (131,036)

RETIREMENT OF
 PREFERRED STOCK                                            (59,800)

RETIREMENT OF
 ALLOCATED
 EQUITIES                    (418,836)                     (418,836)

OFFSET AGAINST
 ACCOUNTS
 RECEIVABLE                   (97,491)                      (97,491)

CHANGE IN
 UNREALIZED
 GAIN OR LOSSES                          (11,055,632)   (11,055,632)
                         ------------   ------------   ------------
BALANCE,
 OCTOBER 31, 1996        $ 47,838,340   $        -0-   $ 51,686,217
                         ============   ============   ============

See Notes to Consolidated Financial Statements


                             SF SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


                               1996           1995         1994
                           ------------   ------------   ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net savings              $  2,572,161   $  2,703,263   $  3,954,119
  Items not requiring
  (providing) cash:
   Depreciation and
    amortization              2,239,498      2,951,534      2,514,779
   Non-cash portion of
    patronage dividends
    received from
    cooperatives             (1,614,598)    (1,284,542)    (1,981,154)
   (Gain) loss on sale
    of fixed assets             (67,348)      (202,182)        36,291
   Gain on sale of
    investment              (17,863,024)    (8,590,955)    (2,038,728)
   Deferred income taxes     (3,392,985)     1,412,403

   Writedown of fixed
    assets for impairment     5,497,348
  Changes in operating
   assets and liabilities,
   net of effects from
   acquisition of Delta
   Purchasing Federation
   (AAL) assets:
    Accounts payable          1,833,597     (2,580,816)    5,819,531
    Accrued expenses          1,548,535        104,653    (1,085,774)
    Accounts receivable       3,317,292     (6,979,362)   (3,471,946)
    Inventories             (16,938,041)   (11,918,494)   (7,307,029)
    Other current assets        570,208      1,329,734       124,780
    Accounts receivable
     - other                 (3,730,846)      (903,365)      536,183
    Due from broker                            131,868       (57,028)
    Patronage distributions
     receivable                 (49,740)       (11,349)      (39,478)
    Income taxes payable        (42,275)       749,636
    Other assets               (928,551)       828,656        339,542
    Other liabilities           (61,206)      (144,804)       397,159
                           ------------   ------------   ------------
     Net cash used in
      operating activities  (27,109,975)   (22,404,122)    (2,258,753)
                           ------------   ------------   ------------

CASH FLOWS FROM
 INVESTING ACTIVITIES
  Purchase of stock in
   other cooperatives                                      (1,200,050)
  Purchase of property
   and equipment            (10,449,820)   (13,465,151)    (2,533,957)
  Proceeds from sale
   of property and
   equipment                    600,198      2,578,737      2,602,251
  Net cash received in
   the acquisition of
   Delta Purchasing
   Federation (AAL)
   assets                                      977,428
  Proceeds from investment
   redemption and sale       34,329,962     18,455,358     10,208,374
  Advances on notes
   receivable                (2,502,060)    (1,371,933)      (799,553)
  Collections on notes
   receivable                 1,069,700        510,904        689,844
                           ------------   ------------   ------------
   Net cash provided by
    investing activities     23,047,980      7,685,343      8,966,909
                           ------------   ------------   ------------
CASH FLOWS FROM
 FINANCING ACTIVITIES
  Issuance of common stock        2,000          7,000          2,000

  Preferred stock
   dividends                   (131,036)      (134,021)      (136,521)
  Patronage dividends paid
   and retirement of
   preferred stock              (59,800)    (4,428,170)      (691,401)
  Repurchase of common
   stock                         (4,000)        (3,000)        (6,000)
  Retirement of allocated
   equities                    (418,836)
  Proceeds from
   borrowings               191,317,056    197,981,565    135,244,378
  Repayment of
   borrowings              (188,547,986)  (176,528,060)  (140,478,845)
  Net change in
   deposits                   4,473,637     (2,714,022)        (1,322)
                           ------------   ------------   ------------
 Net cash provided
   by (used in) financing
   activities                 6,631,035     14,181,292     (6,067,711)
                           ------------   ------------   ------------
NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS             2,569,040       (537,487)       640,445

CASH AND CASH
 EQUIVALENTS, BEGINNING
 OF YEAR                        645,379      1,182,866        542,421
                           ------------   ------------   ------------
CASH AND CASH
 EQUIVALENTS,
 END OF YEAR               $  3,214,419   $    645,379   $  1,182,866
                           ============   ============   ============

See Notes to Consolidated Financial Statements



NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

Nature of Business

SF Services, Inc. and subsidiaries sell seed, feed, fertilizer, chemicals, petroleum, lubricants, tires, batteries, accessories, and farm supplies and provide related services to members and patrons of the Cooperative and its subsidiaries. One subsidiary processes and markets catfish purchased from area producers.

The Cooperative and its subsidiaries sell to members, patrons and wholesale entities in Alabama, Arkansas, Louisiana, Kansas, Mississippi, Texas, Oklahoma and Missouri on an unsecured credit basis.

Principles of Consolidation

The consolidated financial statements include the accounts of the Cooperative and its wholly-owned subsidiaries, AgGrow Finance, Inc., SFA, Inc., SF Technical Services, Inc. and Southern Farm Fish Processors, Inc. Included with SFA, Inc., are its wholly-owned subsidiaries SFA of Louisiana, Inc., and SFA of Mississippi, Inc., which were formed on April 22, 1995 for retail operations in the respective states. All significant intercompany accounts and transactions have been eliminated in consolidation.

Inventories

Grains, seed and petroleum inventories are stated at the lower of cost or market, weighted average method.
Realized and unrealized gains and losses on futures contracts used to hedge these inventories are deferred until the related inventories are sold, but are considered in the lower of cost or market calculations. The Cooperative hedges these particular inventories to the extent considered practical for minimizing risk from market price fluctuations.

The remaining inventories are stated at the lower of cost or market, weighted average method.

A summary of inventories follows:

                                       1996            1995
                                   ------------     ------------
Purchased items held for resale    $ 78,816,793     $ 60,443,652

Manufactured feed and
 feed ingredients                     3,174,337        2,859,315

Processed catfish                     2,224,804        3,974,926
                                   ------------     ------------
                                   $ 84,215,934     $ 67,277,893
                                   ============     ============


Property and Equipment

Depreciation is provided for primarily by the straight-line method using the following estimated useful lives:

                                         Useful Lives
                                         ------------
Buildings and improvements               5 - 33 years
Machinery and equipment                  2 - 20 years
Automobiles and trucks                   3 -  5 years
Furniture and fixtures                   5 - 15 years

Patrons' Equities

In accordance with its bylaws, the Cooperative allocates net savings to its patrons, based on income determined for financial reporting purposes, in cash, and certificates of equity in proportions determined by its Board of Directors.

New members are issued one share of common stock. At any time a member ceases to be active, such shares are redeemed at par value.

The Cooperative capitalizes interest costs as a component of construction in progress, based on the weighted average rates paid for long-term borrowings. Total interest incurred (net of patronage refunds) each year was:


                                1996          1995          1994
                            -----------   ------------   -----------
Interest costs capitalized  $   479,943   $              $
Interest costs charged
  to expense                  5,939,801     6,396,350      4,252,638
                            -----------   ------------   -----------
Total interest incurred     $ 6,419,744   $ 6,396,350    $ 4,252,638
                            ===========   ===========    ===========

Income Taxes

The Cooperative, as a non-exempt cooperative, is taxed on non-patronage margins and any patronage margins not paid or allocated to patrons. Consistent with industry practice, deferred income taxes are not provided for temporary tax differences associated with patronage earnings. The Cooperative's subsidiaries are not required to pay or allocate margins to patrons and, therefore, are taxed on applicable margins and are able to retain all tax benefits related to losses to the extent such benefits are recoverable from prior taxes paid.

Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax basis of assets and liabilities related to non-patronage margins and unrealized gain on marketable securities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Temporary tax differences relate principally to non-qualified patronage distributions received from other cooperatives, inventories, depreciation on property and equipment, valuation of property and equipment, accrued expenses, and market value over tax basis of marketable securities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2:  ACCOUNTS RECEIVABLE - OTHER

Accounts receivable - other consisted of the following:

                                     1996              1995
                                 ------------      ------------
Vendor rebates                    $ 2,322,396       $ 2,556,446
Other                               1,855,896
Proceeds from new leases            2,109,000
                                 ------------      ------------
                                  $ 6,287,292       $ 2,556,446
                                  ===========       ===========

NOTE 3:  MARKETABLE SECURITIES

On August 22, 1994, Mississippi Chemical Corporation (MCC), formerly a Cooperative, became a public entity and the Cooperative's investment in common stock, and allocated equities of MCC were converted to common stock in the new entity (Note 13). The Cooperative sold its converted common stock during the years ended October 31, 1996, 1995 and 1994 as follows:

                          1996           1995           1994
                      ------------   ------------   ------------
Shares sold              1,525,720        875,000        598,000
                      ============   ============   ============

Proceeds              $ 34,027,573   $ 17,812,493   $  8,340,990
                      ============   ============   ============

Gain on sale          $ 17,863,024   $  8,590,955   $  2,038,728
                      ============   ============   ============

The average cost method was used to determine cost basis on these sales.

The Company utilized the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" in accounting for its investment in MCC stock. These securities were classified as available-for-sale and carried at estimated market value at October 31, 1995. The unrealized gain, net of tax, was reported as a separate component of members' equity. The Cooperative's cost basis and estimated market value of MCC stock at October 31, 1995 was as follows:

                                                   1995
                                               ------------
Estimated market value                         $ 34,176,548
Cost basis                                       16,164,765
                                               ------------
Unrealized gain                                $ 18,011,783
                                               ============

NOTE 4:  ACCRUED EXPENSES

Accrued expenses consisted of the following at the respective dates:


                                 1996              1995
                             ------------      ------------
Accrued taxes payable,
 other than income taxes     $  1,368,468     $  1,494,978
Accrued leave                   1,365,115        1,089,809
Accrued payroll                   757,222          177,693
Miscellaneous accruals            797,008           88,577
                             ------------     ------------
                             $  4,287,813     $  2,851,057
                             ============     ============

NOTE 5:  INVESTMENTS IN OTHER COOPERATIVES

The Cooperative invests in other cooperatives with which it does business. Investments in those other cooperatives, as of the respective dates, were as follows:

                                  1996            1995
                             ------------     ------------
CoBank                       $  7,705,494     $  7,541,647
Farmland Industries, Inc.       2,491,005        1,516,005
Universal Cooperatives, Inc.    2,023,627        1,965,931
AG Processing                     491,805          444,219
Other                             262,870          194,576
                             ------------     ------------
                             $ 12,974,801     $ 11,662,378
                             ============     ============

These investments consist of common stock, at cost, and the Cooperative's share of allocated equities. Allocated equities are valued at face amount as determined by the issuing entity and are redeemable by the entity at its discretion at an amount determined annually. Patronage refunds, which consist of cash and non-cash equity allocations, are credited to cost of goods sold, with the exception of patronage refunds from CoBank, which are credited to interest expense.

Patronage distributions from Mississippi Chemical Corporation, which was a cooperative prior to August 22, 1994, for the year ended October 31, 1994, was $2,919,051. SF Services, Inc., will not receive patronage dividends on business with MCC in future periods.

The amount of allocated equities previously allocated to SF
Services, Inc., to be retired during 1995 and 1996 has been included in patronage distributions receivable at October 31, 1996 and 1995.


NOTE  6:  NOTE PAYABLE

                              1996            1995           1994
                          ------------   ------------   ------------
Note payable CoBank       $ 65,582,931   $ 65,432,437   $ 26,538,962
 Interest rate                    7.19%          7.64%          6.92%

Average during
 the period*              $ 57,366,013   $ 48,570,883   $ 31,975,156

Average interest rate
 during the period*              6.87%           7.96%          6.26%

Maximum amount of
 notes payable at
 any month-end
 during the period        $ 71,169,873   $ 65,432,347   $ 46,085,291

*Weighted average interest rate is computed by dividing the average monthly face amount of notes payable into the aggregate related interest expense.

The Cooperative had a committed line-of-credit with CoBank totaling $80,000,000 for the years ended October 31, 1996 and 1995. The line-of-credit is secured by substantially all assets of the Cooperative. This line-of-credit bears interest at a fluctuating rate based on the cost of money to CoBank.


NOTE 7:  LONG-TERM DEBT

                                            1996           1995
                                        ------------   ------------
Notes payable - CoBank (A)              $ 22,182,750   $ 19,650,000
Notes payable - CoBank (B)                   495,000        585,000
Notes payable - Municipal (C)                500,000        500,000
Notes payable - Finance Corporation (D)      100,000        100,000
Notes payable - Industrial Revenue
  Bonds (E)                                1,375,000      1,555,000
Notes payable - certificates of
  indebtedness (F)                           210,414        221,314

Notes payable - Farmers Supply (G)           449,805
Notes payable - other                         10,070         51,951
                                        ------------   ------------
                                          25,323,039     22,663,265
Less current maturities                    3,013,819      2,820,453
                                        ------------   ------------
                                        $ 22,309,220   $ 19,842,812
                                        ============   ============

Aggregate annual maturities of long-term debt at October 31, 1996 are:

      1997                                3,013,819
      1998                                2,817,527
      1999                                2,822,230
      2000                                2,837,230
      2001                                2,852,230
      Thereafter                         10,980,003
                                       ------------
                                       $ 25,323,039
                                       ============

(A) Due 1997 through 2004, with annual installments of $2,467,250 plus interest at fluctuating rates based on the cost of money to CoBank (average rate of 8.04% at October 31, 1996); secured by substantially all assets of the Cooperative. The agreement requires maintenance of $20,000,000 working capital, a maximum ratio of CoBank term debt to the value of Mississippi Chemical Stock owned, plus the net book value of assets owned of not more than 60%, a current ratio of 1.2% and requires
     CoBank approval if distributions to members exceed 50% of patronage based income or the Cooperative retires greater than $60,000 of preferred stock in any fiscal year. A formal waiver of the current ratio was obtained for 1996 and a formal waiver was obtained during 1995 on payment of patronage distributions, retirement of allocated equities and retirement of preferred stock. The agreement requires the Cooperative to invest in stock of CoBank in amounts determined by the bank.

(B) Due 1996 through 2002 at $7,500 monthly plus interest at 8.25% at October 31, 1996, and 8.75% at October 31, 1995;
     cross-collateralized with (A) above.

(C) Due at various times through 2002; interest at 7%; maturities of principal are based on Southern Farm Fish Processors, Inc., obtaining various equity and working capital levels; secured by property and equipment.

(D)  Due at various times through 2002; interest at 6%;
     maturities of principal are based on Southern Farm
     Processors, Inc., obtaining various equity and working capital levels; secured by property and equipment.

(E) Due 1997 through 2002 with annual installments of principal plus interest at rates of 6% to 6.5%; secured by property and equipment.

(F) Due 1996 with annual installments of principal plus interest at interest rates of 8% and 10%; unsecured.

(G) Due in annual installments of $44,980 including interest, uncollateralized.

The Cooperative paid interest, net of patronage refunds and interest capitalized, of $6,307,994 for the year ended October
31, 1996, $6,629,921 for the year ended October 31, 1995, and
$3,829,186 for the year ended October 31, 1994.

NOTE 8:  DEBENTURES

The outstanding debentures have maturities ranging from 1996 through 1998. Interest rates vary from 7% to 12%.

                                        1996           1995
                                     ------------   ------------
Debentures                           $  1,348,409   $  1,395,409
Less current maturities                 1,342,009      1,383,209
                                     ------------   ------------
Included in other liabilities        $      6,400   $     12,200
                                     ============   ============

Aggregate annual maturities of debentures at October 31, 1996 are:

     1998                              $      6,400
                                       ============

NOTE 9:  INCOME TAXES

The provision for income taxes includes these components:

                                 1996           1995           1994
                             ------------   ------------   ------------
Taxes currently payable      $  7,070,860   $    781,958   $        -0-
Deferred income taxes          (3,392,985)     1,412,403            -0-
                             ------------   ------------   ------------
                             $  3,677,875   $  2,194,361   $        -0-
                             ============   ============   ============

   The tax effects of temporary differences related to deferred taxes shown on the balance sheet at October 31, 1996 and 1995 were:

                                                1996          1995
                                            ------------   ------------
Deferred tax assets:
  Allowance for doubtful accounts           $    210,915   $     26,477
  Inventory capitalization                       372,178        284,300
  Accrued expenses not deductible until paid     295,722        201,231
  Alternative minimum tax credit                                425,330
  Net operating loss carryforward                                 8,306
  Writedown of fixed assets                    1,971,917
                                            ------------   ------------
                                               2,850,732        945,644
Deferred tax liabilities:
  Estimated market value over tax
   basis of marketable securities                             9,260,235
  Accumulated depreciation                       370,150         53,963
                                            ------------   ------------
                                                 370,150      9,314,198
                                            ------------   ------------
Net deferred tax asset (liability)
 before valuation allowance                 $  2,480,582     (8,368,554)
                                            ============   ============
Valuation allowance:
(Increase) during the year                      (500,000)
                                            ------------   ------------

Ending balance                                  (500,000)           -0-
                                            ------------   ------------
Net deferred tax asset (liability)          $  1,980,582   $ (8,368,554)
                                            ============   ============


The above net deferred tax asset (liability) is presented on the balance sheets as follows:

                                                1996           1995
                                            ------------   ------------
Deferred tax asset - current                $    834,738
Deferred tax asset - long term                 1,145,844
Deferred tax liability - current                           $ (8,368,554)
                                            ------------   ------------
                                            $  1,980,582   $ (8,368,554)
                                            ============   ============

A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is shown below:

                                1996           1995           1994
                            ------------   ------------   ------------
Expected provision (34%)    $  2,085,810   $  1,665,192   $  1,344,400
Tax effect of net
  savings (loss) applied
  to allocated equities         355,086       (577,698)     (2,069,300)
Excess of benefits of
  allocated equity over
  taxable income                               446,535         724,900
State income taxes              736,979        660,332
Change in deferred tax
 asset valuation allowance      500,000
                            ------------   ------------   ------------
                            $  3,677,875   $  2,194,361   $        -0-
                            ============   ============   ============

The Cooperative paid income taxes of $7,431,000 and $32,322 for the years ended October 31, 1996 and 1995, respectively.
For the year ended October 31, 1994, the Cooperative received an income tax refund of $365,942.

As of October 31, 1996, the Cooperative had approximately
$200,000 of alternative minimum tax credits available to offset future patronage based federal income taxes. The
Cooperative also has unused patronage operating loss carryforwards of approximately $1,090,000 which will expire 2011.

Deferred income taxes related to change in realized appreciation or available-for-sale securities, shown in members' equity, was $9,260,535 for 1995.

In setting the valuation allowance for realization of deferred tax assets, management uses a tax planning strategy that recognizes the benefits of impairment losses deductible in the future based on available refunds of previously paid tax.


NOTE 10:  BENEFIT PLANS

The Cooperative adopted a combination salary deferral/profit-sharing defined contribution plan effective August 1, 1989.
The plan covers substantially all full-time employees aged twenty-one or older with at least one year of service. Participants must contribute a minimum of 2% of their compensation and may contribute up to the maximum permitted by applicable regulations. The Cooperative will match employee contributions up to a maximum of 4% of the participants' compensation. The matching percentage and additional profit-sharing contributions are determined on a discretionary basis by the Board of Directors. Participant interests in matching contributions are vested over a five-year period. The Cooperative contributed $484,282, $ 683,158, and $524,684 to the plan during the years ended October 31, 1996, 1995 and 1994, respectively.

The Cooperative and its member cooperatives adopted a non-qualified defined contribution plan for managers of the member cooperatives. The amount of annual contribution to the plan for each participant is based on member cooperatives' purchases and the profitability of SF Services, Inc. The participants begin vesting after 14 years of service to the member cooperative and are 100% vested after 19 years. The Cooperative incurred expenses of $241,898 and $120,382 related to this plan for the years ended October 31, 1996 and 1995, respectively.


NOTE 11:  RELATED PARTY TRANSACTIONS

The Cooperative owned 7% and 10% of the outstanding stock of Mississippi Chemical Corporation (MCC) at October 31, 1995 and 1994 and the President of the Cooperative during those years was a director of MCC. Following are the material transactions with MCC for the respective periods:


                                    1995           1994
                                ------------   ------------
Fertilizer purchases            $ 32,587,243   $ 34,713,124
                                ============   ============

Patronage distributions         $        -0-   $  2,919,051
                                ============   ============

Distribution fee income         $        -0-   $    781,228
                                ============   ============

MCC paid the Cooperative dividends of $123,154 in 1996 and $530,037 during 1995. Accounts payable to MCC for fertilizer purchases were $1,495,936 at October 31, 1995.

During 1994, the Cooperative bought and sold 24,001 shares of MCC Potash stock. No gain or loss was recognized on these transactions.

On November 7, 1994, the Cooperative purchased a fertilizer storage facility from MCC for $340,000.

NOTE 12:  LEASES

Noncancellable operating leases for feed mill buildings and equipment, other machinery and equipment and trucks expire in various years through 2002. These leases generally contain renewal options for periods ranging from one to five years and require the Cooperative to pay all executory costs (property taxes, maintenance and insurance).

Future minimum lease payments at October 31, 1996, were:

     1997                           $  3,642,169
     1998                              3,296,173
     1999                              2,505,420
     2000                              1,070,126
     2001                                409,108
     Later years                         131,434
                                    ============
Future minimum lease payments       $ 11,054,430


Rental expense for all operating leases amounted to the following:

                              1996          1995           1994
                          ------------   ------------   ------------
                          $  4,574,356   $  4,208,848   $  4,120,475
                          ============   ============   ============

NOTE 13:  ACQUISITION

On December 1, 1994, the Cooperative acquired all the assets of and assumed all liabilities of Delta Purchasing Federation
(AAL) ("DPF") as follows.


  Current assets                  $ 14,421,424
  Other assets                       3,490,231
                                  ------------
                                    17,911,655
                                  ============

  Current liabilities               11,814,255
  Other liabilities                  1,598,512
                                  ------------
                                    13,412,767
                                  ------------

Equities allocated                $  4,498,888
                                  ============

The total consideration delivered to DPF shareholders was equity interest of $4,489,789, or $500,000 in addition to the net assets received as carried by DPF before the transaction. The acquisition has been accounted for as a purchase by recording the assets and liabilities of DPF at estimated fair value at the acquisition date. The consolidated operations of the Cooperative include the operations of DPF from the acquisition date. Unaudited proforma consolidated operations assuming the purchase was made November 1, 1993 are shown below for the year ended October 31, 1994.

  Net Sales                       $484,600,030
                                  ============

  Net Savings                     $  5,113,126
                                  ============

NOTE 14:  CAPITAL STOCK

                                            Liquidation
                                               and            Shares
                  Authorized                Redemption       Issued and
 Class of Stock     Shares     Par Value    Preference      Outstanding
 --------------   ----------   ---------    ------------    -----------
Class "A"
  preferred (1)    150,000      $    1       $  100              10,796

Class "B"
  convertible
  preferred (2)     15,000      $    1       $  100               6,764

Common                 500      $1,000                              125


(1) Non-voting; non-cumulative dividends not to exceed 8 1/2% of liquidation and redemption preference if earned and when declared by the Board of Directors with preference over any other dividend or distributions declared in any year.

(2) Non-voting; non-cumulative dividends not to exceed 4% of liquidation and redemption preference if earned and when declared by the Board of Directors with preference over any other dividend, except Class A preferred stock, or distributions declared in any year. At the discretion of the Board of Directors, the Class B preferred stock shall become convertible, at the option of the holder, at its liquidation and redemption preference value into equity certificates.

Capital certificates may be surrendered upon termination of membership or expiration of ten years from the date of the certificate, whichever event shall be last to occur, for Class A Preferred Stock with a liquidation and redemption preference equal to the stated amount of the capital certificate. The certificates are subordinate to all debt and have no voting rights.


NOTE 15:  NOTES RECEIVABLE

The Cooperative has provided long-term financing to certain members by transferring amounts owed by the members for purchases to long-term notes receivable pursuant to agreements with CoBank wherein CoBank provides seasonal financing directly to such members.


NOTE 16:  BUSINESS SEGMENTS

The Cooperative operates in two industries (1) distribution of seed, feed, fertilizer, chemicals, petroleum, lubricants, tires, batteries, accessories, farm supplies and related services and (2) catfish processing and sales. Sales between segments are not material. Net sales, operating income, identifiable assets, capital expenditures, and depreciation are as follows:

                         Distribution      Catfish
October 31, 1996         Activities      Processing        Total
----------------         ------------   ------------   ------------
Net sales                $553,856,134   $ 36,624,223   $590,480,357

Operating (loss)         $ (2,268,125)  $ (5,783,122)  $ (8,051,247)

Identifiable assets      $183,453,280   $  9,168,779   $192,622,059

Capital expenditures     $ 10,139,662   $    310,158   $ 10,449,820

Depreciation             $  1,866,517   $    372,981   $  2,239,498

                         Distribution       Catfish
October 31, 1995         Activities       Processing       Total
----------------         ------------   -------------   ------------
Net sales                $492,989,054   $ 37,831,922   $530,820,976

Operating income (loss)  $  3,116,147   $ (2,615,749)  $    500,398

Identifiable assets      $188,582,330   $ 11,079,559   $199,661,889

Capital expenditures     $ 11,772,778   $  1,692,373   $ 13,465,151

Depreciation             $  2,544,970   $    406,564   $  2,951,534


                         Distribution       Catfish
October 31, 1994         Activities       Processing       Total
----------------         ------------   ------------   ------------
Net sales                $408,599,234   $ 30,572,080   $439,171,314

Operating income (loss)  $  7,426,400   $ (2,570,434)  $  4,855,966

Identifiable assets      $148,461,613   $ 11,065,418   $159,527,031

Capital expenditures     $  1,297,958   $  1,235,999   $  2,533,957

Depreciation             $  2,314,779   $    200,000   $  2,514,779


For purposes of business segment disclosure, all activities related to other cooperatives are included solely in distribution activities.


NOTE 17:  ADDITIONAL CASH FLOW INFORMATION

                                 1996           1995           1994
                             ------------   ------------   ------------
Interest paid (net of
  patronage dividends and
  interest capitalization)   $  6,307,994   $  6,629,921   $  3,829,186

Income taxes paid (received) $  7,431,000   $     32,322   $  (365,942)

Noncash investing transactions:

                 1995
---------------------------------------
Acquisition of Delta Purchasing
  Federation (AAL)
    Fair value of assets received                   $ 16,938,948
    Liabilities assumed                              (13,412,767)
    Equities allocated                                (4,503,609)
                                                    ------------
   Cash received                                    $   (977,428)
                                                    ============

Accrued interest paid with advance
 on seasonal line of credit                         $  1,475,000

Class "D" stock redeemed with allocated
 equities                                           $  1,109,456


Trade receivable transferred to
 note receivable                                    $    200,000


                 1994
---------------------------------------
Disposition of Cross County Farmers Association
 Asset sold                                         $    960,622
                                                    ============

 Liabilities assumed by buyer                       $    960,622
                                                    ============

NOTE 18:  COMMITMENTS

Purchase Agreements

At October 31, 1996, SF Services, Inc. had commitments (open contracts) to purchase 90,985 tons of feed ingredients for $13,046,771 and to sell 100,600 tons of feed for $20,192,908.

The Company presells feed from March through October on an annual basis. During this period, the Company attempts to obtain commitments for as much as 100% ingredients for presells. The Company does not overcommit on purchases of ingredients. At October 31, 1996, the Company had commitments to sell the cattle feed of 76,615 tons for $14,029,838 and catfish feed of 23,985 tons for $6,163,070. The Cooperative also had commitments to purchase cattle feed ingredients of 67,412 tons at a cost of $8,759,994 and catfish feed ingredients of 23,573 tons at a cost of $4,286,777.

Loan Guarantees

The Cooperative has guaranteed $371,667 in loans to CoBank for member cooperatives. The Cooperative has a second mortgage related to these guarantees.

NOTE 19:  IMPAIRMENT OF LONG-LIVED ASSETS

During 1996, the Cooperative adopted the provisions of Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." The Cooperative, as a result of adopting the new standard, recognized expenses of $4,981,398 to reduce the carrying value of the Southern Farm Fish Processors, Inc. plant and the Greenville feed mill, the values of which have been impaired due to continued losses resulting from excessive operating costs. Also, during the fourth quarter of fiscal 1996, the Cooperative recognized expenses of $515,950 to reduce the carrying value of various abandoned properties. The amount of the impairments were estimated based on appraisals performed during the year and expected future cash flows. These estimates could change materially in the future. The amount of recognized expense is included in operating expenses in the consolidated statement of income.

NOTE 20:  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments in Associated Enterprises

Investments in other cooperative's equities are carried at cost, plus the Cooperative's share of allocated equities, less patronage refunds and allocations. There is no market for these investments since the securities are redeemable only by the issuing cooperative at an established contract value. Because of the lack of marketability, the Cooperative believes it is not practicable to estimate the fair value of investments in associated enterprises.

Long-Term Debt

Fair value is estimated based on the CoBank National Variable
Rate at October 31, 1996.

                                           October 31, 1996
                                     ---------------------------
                                          Carrying      Fair
                                           Amount       Value
                                     ------------   ------------
CoBank - term                          22,677,750     25,782,000
CoBank - seasonal                      65,582,931     78,120,000
Other                                   2,645,289      4,230,000
                                     ------------   ------------
                                     $ 90,905,970   $108,132,000
                                     ============   ============

NOTE 21:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

Major Lender

The Cooperative borrows most of its monies from CoBank.


Income Tax Assessment

During 1996, the Internal Revenue Service (IRS) completed its examination of the Cooperative's federal income tax returns for the years ended October 31, 1991, 1992 and 1993, and has proposed certain adjustments which relate principally to the Cooperative's method of computing patronage allocations during those years. As a result, the IRS has proposed additional taxes of $589,823 for 1991 and $447,961 for 1992, plus interest to date of payment. This issue involves an Industry Coordinated Issue which the cooperative industry, and the Company, are vigorously contesting. The Cooperative has filed its protest with the Appellate Division of the IRS. No accrual has been made for losses, if any, that may result, pending the outcome of the Cooperative's appeal.


Contingent Liabilities

In the course of business, the Cooperative has become engaged in various litigation matters. In the opinion of management, based on the currently known facts, the litigation outstanding will not materially impact future financial statements, however, circumstances may change which would require reassessment and revisions of the estimates of the risk of future litigation losses.

NOTE 22:  SUBSEQUENT EVENTS

On December 31, 1996, the Cooperative purchased substantially all of the assets of Matthews of Monette, Inc., a wholesale and retail fuel business located in Arkansas, for $9,398,631.
This acquisition is expected to add approximately $45,000,000 in annual sales. The new business will operate under the name "Northeast Arkansas Oil Company, LLC", a newly formed, wholly-owned subsidiary. The purchase will be financed as follows: $2,250,000 promissory notes issued by the Cooperative, $2,131,913 in capital leases and other debt assumed from the seller, and the remainder in borrowings from CoBank.

ITEM  9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None


                           PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table sets forth certain information concerning the current directors of SF Services, Inc.:

        Name         Age    Principal Occupation    Director Since

 Johnny H. Wilson     61           Farming                1974
 Doyle Yarbrough      65           Farming                1976
 Daniel Viator        52   Farming, Agriculture           1987
                          Consultant, Real Estate
                                  Developer
 Robert Little        45        Co-op Manager             1995
 Gene Bruick          66        Co-op Manager             1992
 Jerry Conerly        63         Dairy Farmer             1992
 John M. Evans        54           Farming                1992
 Jim Gipson           61           Farming                1992
 Steven Henderson     40           Farming                1992
 John C. Jay, Jr.     58     Farming, City Mayor          1992
 W. B. Madden, Jr.    64        Co-op Manager             1992
 Thomas H. Gist, Jr.  62           Farming                1994
 W. S. Patrick        56           Farming                1992
 Michael Simon        54           Farming                1992
 Charlie Starks, Jr.  63           Farming                1992
 Joe Wilder           55           Farming                1992
 Danny Simpson        55           Farming                1992
 Frederick Branch     49           Farming                1995
 Mike Sturdivant      45           Farming                1995
 Floyd Trammel        42        Co-op Manager             1996

All persons have been engaged in the occupation identified in the foregoing table for at least five years.


Executive Officers

The following table sets forth certain information concerning the current executive officers of SF Services, Inc.:

                                  Principal              Office
     Name              Age        Occupation           Held Since

Michael P. Sadler (1)   46          President            10/96
John A. Gaston          58     Senior Vice-President      3/91
William H. Smith (2)    59    Executive Vice-President    9/94
Joseph K. Anniss (3)    56    Executive Vice-President   10/96
James B. Stoker         61     Senior Vice-President     12/72
Larry M. Fortner        42         Vice-President         1/87
William C. Mosley       43    Executive Vice-President    3/92

(1) Mr. Sadler previously served as vice president for Farmland Industries for seven years.

(2) Mr. Smith was previously employed by Bruce Oakley Company as Manager of Fertilizer Operations.

(3) Mr. Anniss previously served the Company in various positions including Director of Feed & Animal Health Sales and
    Vice-President since joining the Company in 1987.

ITEM 11:   EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation

The following table sets forth, for the fiscal years indicated, the compensation provided by SF Services, Inc. to the Chief Executive Officer and each of the executive officers of SF Services, Inc. whose compensation exceeded $100,000 for the most recent fiscal year.

                     SUMMARY COMPENSATION TABLE


                                      Annual Compensation
                             -------------------------------------
  (a)            (b)            (c)            (d)          (e)
                                                           Other
  Name                                                     Annual
  and                                                      Compen-
 Principal                                                 sation
 Position        Year         Salary ($)      Bonus ($)       ($)

Michael P.       1996        $ 12,531         $   ---       $ ---
 Sadler
 (CEO)

Robert P.        1996        $254,858         $ 6,050       $ ---
 Dixon           1995        $234,394         $   ---       $ ---
 (CEO)           1994        $201,462         $19,154       $ ---

John             1996        $110,281         $   ---       $ ---
 Gaston          1995        $106,358         $   ---       $ ---
 (Senior         1994        $100,012         $20,400       $ ---
 Vice-Pres.)

William H.       1996        $102,440         $10,000       $ ---
 Smith           1995        $ 98,502         $44,000       $ ---
 (Executive
 Vice-Pres.)



                         Long-Term Compensation
                      ---------------------------------
                              Awards           Payouts
                      ---------------------    --------
    (a)        (b)      (f)         (g)          (h)         (i)

  Name                Restricted  Securities               All Other
  and                    Stock    Underlying    LTIP       Compen-
Principal               Awards    Options/      Payouts    sation
Position       Year       ($)     SARs(#)        ($)          ($)

Michael P.     1996     $ ---     $ ---         $ ---       $   ---
 Sadler
 (CEO)

Robert P.      1996     $ ---     $ ---         $ ---       $ 8,833  (1)
 Dixon         1995     $ ---     $ ---         $ ---       $11,678
 (CEO)         1994     $ ---     $ ---         $ ---       $10,548

John           1996     $ ---     $ ---         $ ---       $ 4,411  (2)
 Gaston        1995     $ ---     $ ---         $ ---       $ 5,070
 (Senior       1994     $ ---     $ ---         $ ---       $ 4,913
 Vice-Pres.)

William H.     1996    $ ---    $ ---           $ ---       $ 4,498  (2)
 Smith         1995    $ ---    $ ---           $ ---       $ 1,375
 (Executive
 Vice-Pres.)


(1)Amount represents contribution to SF Services, Inc.'s 401(k) plan of $7,231 on behalf of the named individual and $1,602 premium paid on a life insurance policy of named individual.

(2)Amount represents contributions to SF Services, Inc's
   401(k) plan on behalf of named individual.

Director Compensation

The members of the Board receive per diem compensation of $250 for each meeting for their services as members of the Board, and reimbursement to cover expenses while engaged in the business of SF Services, Inc. The Chairman receives one (1) additional per diem compensation of $250 for each meeting for his services as Chairman. Except for the additional compensation paid the Chairman, no director has any contract, arrangement, or agreement not accorded other directors on equal terms. The amount of the per diem compensation is fixed by the Board.


Employment Contracts and Termination of Employment and
Change-in-Control Arrangements

The Company has entered into an agreement effective September 26, 1996, with Michael P. Sadler to serve as President and Chief Executive Officer. In addition to normal compensation, the agreement provides for a guaranteed bonus of $175,000 the first year, and annual bonuses of up to $300,000 per year thereafter. The agreement also provides for an employer furnished automobile, reimbursed business related expenses, and life insurance benefits payable to Mr. Sadler's designated beneficiary. This agreement continues through October 31, 2001; however, the Company may, under certain circumstances, terminate Mr. Sadler's employment for cause, as defined in the agreement.


The Company has entered into an agreement effective September 4, 1995 with William H. Smith to serve as Vice President of the Company's fertilizer operations. In addition to normal compensation, the agreement provides for an annual bonus equal to 10% of the employee's then current base salary upon the Fertilizer Department attaining a minimum net profit of $500,000 for the Company's fiscal year ending in 1995 and any fiscal year thereafter. This agreement continues through August 31, 1997. Thereafter the agreement shall continue with 12 months notice of termination until December 31, 1998, and thereafter shall continue on a month to month basis.


The Company has entered into an agreement effective April
6, 1996, with Robert P. Dixon to serve as President and
Chief Executive Officer until a successor is named, and as special consultant thereafter. In addition to normal compensation, the agreement provides for an annual bonus equal to 1% of the Company's fiscal year audited net savings after taxes for the Company's fiscal year ending
October 31, 1996. The agreement also provides for an employer furnished automobile, reimbursed business related expenses, life insurance payable to Mr. Dixon's designated beneficiary and benefits due to mental or physical disability. This agreement continues through December 31, 1997.

Compensation Committee Interlocks and Insider Participation

Decisions on compensation of SF Services, Inc.'s executives are made by the Executive Committee of the Board of Directors. The members of the Executive Committee are Johnny Wilson, Doyle Yarbrough, and John Evans. No interlocks exist with respect to the Executive Committee of the Board of Directors.


ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

No individual or "group" (as that term is used in Section
13(d)(3) of the Securities Exchange Act of 1934, as amended) owns more than five percent (5%) of the voting stock of SF
Services, Inc.

No director or officer of SF Services, Inc. beneficially owns any "equity security" (as that term is defined in Rule
13d-1(d) of the Rules promulgated under the Securities and Exchange Act of 1934, as amended) of SF Services, Inc.


ITEM 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV

ITEM 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K

(a)   (1)  The following financial statements are included in
           Part II, Item 8:

           Independent Accountants' Report

           Financial Statements:

           Consolidated Balance Sheets, October 31, 1996 and 1995

           Consolidated Statements of Income, Years Ended October
           31, 1996, 1995 and 1994

           Consolidated Statements of Changes in Members' Equity,
           Years Ended October 31, 1996, 1995 and 1994

           Consolidated Statements of Cash Flows, Years Ended
           October 31, 1996, 1995 and 1994

           Notes to Consolidated Financial Statements

      (2) The following financial schedules are submitted herewith:

           Schedule II - Valuation and Qualifying Accounts

           All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (3) The following exhibits indicated by an asterisk are filed herewith. The balance of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference as indicated:

           3(a)- Amended and Restated Articles of Incorporation, as amended
             (Exhibit 3(a) to Form 10-K for the fiscal year
              ended October 31, 1991 in 33-38051)

           3(b)-  By-Laws
             (Exhibit 3(b) to Form 10-K for the fiscal year ended October 31, 1991 in 33-38051)

    *      10(a)  - Employment Contract of Michael P. Sadler

    *      10(b)  - Employment Contract of William H. Smith

    *      10(c)  - Employment Contract of Robert P. Dixon

           11     - Statement Re: Computation of earnings per
                    share (Comparative per share data for SF
                    Services, Inc. is not presented because the nature of cooperative associations is such that earnings per share information is of little or no significance. Net savings of a cooperative are not distributed to its shareholders based on their respective percentages of share ownership, but rather on the basis of each shareholder's patronage to the entity.)

    *      21     - Subsidiaries of the Registrant

    *      27     - Financial Data Schedule

                    Listed below are the only management
                    contracts required to be identified
                    pursuant to Item 14 (a)(3).

                    Employment contract of Michael P. Sadler
                    Employment contract of William H. Smith
                    Employment contract of Robert P. Dixon

(b)   Reports on Form 8-K

      None

                          SF SERVICES, INC.

                            SCHEDULE II

                  VALUATION AND QUALIFYING ACCOUNTS

                           (Thousand Dollars)



               Balance at    Charged to                  Balance at
               beginning     costs and     Deductions-      end of
Description    of period     expenses      describe (a)     period
-----------    ----------    ----------    -----------   ------------

                              OCTOBER 31, 1996

ALLOWANCE
 FOR
 DOUBTFUL
 ACCOUNTS      $      295    $     862     $       207   $       950

DEFERRED TAX
 ASSET
 VALUATION
 ALLOWANCE     $      -0-    $     500     $       -0-   $       500


                              OCTOBER 31, 1995

ALLOWANCE
 FOR
 DOUBTFUL
 ACCOUNTS     $      532    $     127     $       364   $        295


                              OCTOBER 31, 1994

ALLOWANCE
 FOR
 DOUBTFUL
 ACCOUNTS     $      691    $     -0-     $       159   $        532

(a) Accounts receivable charge-offs net of recoveries.

                             SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SF SERVICES, INC.
                                (Registrant)

                                /s/ Michael P. Sadler
                                 --------------------
                               By:  Michael P. Sadler, President
                               (Principal Executive Officer)

Date:        January 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ Johnny W. Wilson       Chairman & Director    January 27, 1997
      -------------------
      Johnny W. Wilson

  /s/ Doyle Yarbrough     Vice-Chairman & Director  January 27, 1997
      -------------------
      Doyle Yarbrough

  /s/ John M. Evans       Secretary & Director      January 27, 1997
      -------------------
      John M. Evans

  /s/ Frederick Branch         Director             January 27, 1997
      -------------------
      Frederick Branch

  /s/ Gene Bruick              Director             January 27, 1997
      -------------------
      Gene Bruick

  /s/ Jerry Conerly            Director             January 27, 1997
      -------------------
      Jerry Conerly

  /s/ John A. Gaston     Senior Vice-President      January 27, 1997
      ------------------- (Principal Financial and
      John A. Gaston       Accounting Officer)

  /s/ Jim Gipson               Director             January 27, 1997
      -------------------
      Jim Gipson

  /s/ Thomas H. Gist, Jr.      Director             January 27, 1997
      -------------------
      Thomas H. Gist, Jr.

  /s/ Steven Henderson         Director             January 27, 1997
      -------------------
      Steven Henderson

  /s/ John C. Jay, Jr.         Director             January 27, 1997
      -------------------
      John C. Jay, Jr.

  /s/ Robert Little            Director             January 27, 1997
      -------------------
      Robert Little

  /s/ W. B. Madden, Jr.        Director             January 27, 1997
      -------------------
      W. B. Madden, Jr.

  /s/ W. S. Patrick            Director             January 27, 1997
      -------------------
      W. S. Patrick

  /s/ Michael Simon            Director             January 27, 1997
      -------------------
      Michael Simon

  /s/ Danny Simpson            Director             January 27, 1997
      -------------------
      Danny Simpson

  /s/ Charlie Starks, Jr.      Director             January 27, 1997
      -------------------
      Charlie Starks, Jr.

  /s/ Mike Sturdivant          Director             January 27, 1997
      -------------------
      Mike Sturdivant

  /s/ Floyd Trammel            Director             January 27, 1997
      -------------------
      Floyd Trammel

  /s/Daniel Viator             Director             January 27, 1997
     --------------------
     Daniel Viator

  /s/ Joe Wilder               Director             January 27, 1997
      -------------------
      Joe Wilder

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

Registrant, subsequent to the filing of this Annual Report on Form 10-K, intends to furnish its shareholders with an Annual Report covering the fiscal year ended October 31, 1996. Registrant shall furnish four copies of such Annual Report to the Commission when it is sent to shareholders.

Registrant has not provided and will not provide proxy soliciting material to its shareholders.



EXHIBIT INDEX


The following exhibits indicated by an asterisk are filed herewith. The balance of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference as indicated:

  Number in
 Exhibit Table      Exhibit
--------------      -------
    3(a)            Amended and Restated Articles of
                    Incorporation, as amended (Exhibit 3(a)
                    to Form 10-K for the fiscal year ended
                    October 31, 1991 in 33-38051)

    3(b)            By-Laws
                    (Exhibit 3(b) to Form 10-K for the fiscal year ended October 31, 1991 in 33-38051)

  * 10(a)           Employment Contract of Michael P. Sadler

  * 10(b)           Employment Contract of William H. Smith

  * 10(c)           Employment Contract of Robert P. Dixon

    11 Statement Re: Computation of earnings per share (Comparative per share data for SF Services, Inc. is not presented because the nature of cooperative associations is such that earnings per share information is of little or no significance. Net savings of a cooperative are not distributed to its shareholders based on their respective percentages of share ownership, but rather on the basis of each shareholder's patronage to the entity.)

  * 21              Subsidiaries of the Registrant

  * 27              Financial Data Schedule

Exhibit 10(a)

                      EMPLOYMENT AGREEMENT

AGREEMENT entered into this 26th day of September, 1996, by and between Michael P. Sadler, hereinafter referred to as the "Employee," and SF Services, Inc., an Arkansas agricultural cooperative, hereinafter referred to as the "Employer."

      1. Employment. The Employer hereby agrees to employ the Employee, and the Employee hereby agrees to accept employment upon the terms and conditions hereinafter set forth.

      2. Term. Subject to the provisions for termination as hereinafter provided, the term of this Agreement shall begin on November 1, 1996, and shall continue until October 31, 2001.

      3. Compensation. During the term hereof, the Employer shall pay the Employee as follows for the services to be rendered hereunder and for the covenants set forth in paragraph 12:

          (a) Base Salary. During the first year of this Agreement, the Employee shall receive a base salary of four hundred seven thousand two hundred fifty dollars ($407,250) payable proratably in accordance with the Employer's established payroll periods. In each of the other four (4) years during the term hereof, the Employee's base salary shall be the same as the preceding year plus an adjustment equal to the lesser of ten percent (10%) or two percent (2%) above the Consumer Price Index change. The Consumer Price Index change shall be determined by application of the Consumer Price Index for all cities and all items published by the United States Department of Labor, or its successor index, using the index for the month of October, 1996, as the base period and the index for the month of October in each succeeding year of this Agreement for determining the annual increase, if any.

          (b) Bonus. The Employee shall be entitled to an annual bonus payable on each anniversary hereof as follows:

Anniversary           Guaranteed Bonus       Incentive Bonus

    1                     $175,000      +              -0-
    2                     $100,000      +   Up to $200,000
    3                     $ 75,000      +   Up to $225,000
    4                     $ 50,000      +   Up to $250,000
    5                     $   -0-       +   Up to $300,000

In the event the employment relationship should terminate during any year at a time other than an anniversary date, then the Employee shall be entitled to a prorata portion of the annual bonus (both guaranteed and incentive) based on the number of days during the year prior to the termination. The Employer and the Employee agree to negotiate in good faith during the first year of this Agreement to establish the methodology for determination of the Employee's incentive bonus.

    4. Severance Pay. In the event the Employer should terminate the Employee without cause (which is defined under paragraph 13) during the term of this Agreement, then the Employer agrees to pay the Employee severance pay which shall be equal to the Employee's base salary plus guaranteed bonus for the year of termination as provided under subparagraphs
(a) and (b) of 3 (the "Severance Amount"); provided, however, if the termination occurs during the first, second or third year of the term hereof, then the severance pay shall be one hundred fifty percent (150%), one hundred forty percent (140%) or one hundred thirty percent (130%) respectively of the Severance Amount. Any severance pay due hereunder will be payable within ninety (90) days after the final date of the Employee's employment and payment thereof will discharge in full the Employer's obligation to the Employee arising out of their employment relationship.

    5. Duties of Employee. During the term of this Agreement, the Employee shall serve as the president and chief executive officer of the Employer and shall devote his full time and attention to the affairs of the Employer.

    6. Insurance Benefits. During the term of this Agreement, the Employer shall provide the Employee with the following insurance benefits:

          (a) Group Plans. All benefits provided to employees of the Employer based upon class of employment; provided, however, the Employee may choose to continue through COBRA the medical and dental plans of Farmland rather than participate in the Employer's plans and if the Employee so elects, the Employer agrees to reimburse him monthly for his out-of-pocket premiums.

          (b) Term Life Insurance. During the first year of employment, term life insurance of one million four hundred fifty-five thousand six hundred twenty-five dollars ($1,455,625). During each subsequent year of employment, the term insurance coverage shall be equal to two and one-half (2 1/2) times the Employee's total compensation paid for the prior year pursuant to paragraph 3 hereof; provided, however, the amount of coverage shall never be less than the first year's coverage.

          (c) Accidental Death Insurance. Accidental death life insurance coverage in an amount equal to the then required amount of term insurance pursuant to preceding subparagraph (b).

          (d) Split Dollar Insurance. On or before May 1, 1997, a split dollar life insurance policy in the face amount of $500,000 collaterally assigned by the Employee to the Employer on which the Employer will pay all premiums while there is an employer-employee relationship.

          (e) Insurability. The Employer's obligation under preceding subparagraphs (b) - (d) is contingent on the Employee's insurability at standard rates.

    7. Automobile. The Employer will provide the Employee with the use of an automobile and pay all expenses relating to the use of the automobile subject to any personal-use requirements imposed by the Internal Revenue Service.

    8. Travel and Business-Related Expenses. The Employer will reimburse the Employee for all reasonable travel and business-related expenses. In addition the Employer will pay for the Employee the dues and initiation fees for memberships in professional organizations approved by the Employer.

    9. Qualified Deferred Compensation Plans. Subject to meeting eligibility requirements, the Employee shall participate in all of the Employer's qualified retirement plans.

    10. Relocation Expenses. The Employer agrees to reimburse the Employee for all documented relocation expenses described on the attached Exhibit A.

    11. Incentive Plans. The Employer commits to the Employee that it will undertake to develop with the Employee's assistance a management long-term incentive plan designed to attract and retain high quality management personnel who can produce the level of sustained results needed to allow the Employer to attain its business plan over a period of time.

    12. Noncompetition. The Employee agrees to the following restrictions on him during the term of this Agreement and thereafter:

          (a) The Employee agrees that he will not, at any time during the term of this Agreement or during the one-year period following the termination of this Agreement, participate in any capacity with any business of whatever form if in such capacity he personally engages in any business activity which is the same as, similar to, or in any manner competitive with, the business now or hereafter engaged in by the Employer or any of its related entities in any county in any state in which the Employer or any of its related entities has a member store either on the date hereof or on the date of the Employee's termination of employment.

          (b) The position of the Employee will place him in close contact with many confidential affairs of the Employer and its related entities including matters of a business nature such as information about costs, profits, markets, sales, trade secrets, potential patents and other business ideas, customer lists, plans for future developments and other information not known to businesses in the same lines of business as the Employer and its related entities and other proprietary rights (hereinafter, collectively, "Confidential Matters"). The Employee agrees at all times hereafter to protect from damage or destruction and keep secret all Confidential Matters of the Employer and its related entities and not to disclose them in any manner whatsoever to anyone, or otherwise use them or use his knowledge of the knowhow, sales techniques, sales operation, customer lists, trade names or trade marks and other valuable intangible assets of the Employer or any of its related entities, except with the Employer's prior written consent, or as required by an Order of a federal or state governmental agency or a court.

          (c)  The parties agree that the restrictive
covenants contained herein relate to matters which are of a special, unique, and extraordinary character, the breach of which by the Employee will cause the Employer irreparable injury and damages. Consequently, the parties expressly agree that the Employer shall be entitled to injunctive and/or other equitable relief to prevent a breach of this agreement, and to secure the enforcement of the terms and conditions herein in addition to any other legal or equitable remedy which may be available.

    13. Performance Review: The Employer shall establish procedures by which the Board of Directors or a committee thereof will annually review the Employee's performance. The review will be based on objective standards of performance of the duties of the Employee consistently applied from year to year. The Employee shall be provided a written copy of the results of the review and shall be informed of any areas of performance which are deemed to require improvement and have the opportunity to respond thereto.

    14. Termination by Employer. The Employer shall have the right to terminate this Agreement at any time for cause in which event the Employee shall be terminated immediately and shall not be entitled to severance pay pursuant to paragraph 4. For purposes of this Agreement "cause" shall exist if:

          (a)  The Employee fails to discharge his
responsibilities hereunder to the satisfaction of the Employer's Board of Directors after being reprimanded in writing for a prior failure to do so and then given sixty (60) days to properly discharge his duties. In the exercise of its authority under this provision, the Board of Directors shall consider the prior performance reviews of the Employee and any determination of a failure of performance by the Employee shall be based on reasonable findings of fact and not be arbitrary or capricious;

          (b) The Employee violates the restrictive provisions of paragraph 12;

          (c)  The Employee engages in any act which
constitutes (i) a felony under any state or federal law;
(ii) gross, willful or wanton negligence or misconduct; or
(iii) a breach of any fiduciary duty to Employer; or

          (d) The Employee engages in any act which brings the Employer into disrepute in the community.

    15. Notices. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing, and if sent by registered mail or certified mail to his residence in the case of the Employee, or to its principal office in the case of the Employer.

    16.  Vacation and Professional Development Time.  The
Employee shall be entitled to four (4) weeks of paid vacation per year as well as reasonable time for professional development.

    17. Waiver of Breach. Waiver by the Employer of a breach of any provision of this Agreement by the Employee shall not operate to be construed as a waiver of any subsequent breach by the Employee.

    18. Entire Agreement. This instrument contains the entire agreement of the parties. It may not be changed orally but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought.

    19. Benefit. This Agreement shall inure to the benefit of, and shall be binding upon, their heirs, successors, assigns, and legal representatives.


    IN WITNESS WHEREOF, the parties have executed this Agreement the day and year aforesaid.

EMPLOYER:

SF SERVICES, INC.

By:  /s/ Johnny H. Wilson
         --------------------
         Johnny H. Wilson
         Chairman of the Board
ATTEST:

     /s/ John M. Evans
         --------------------
         John M. Evans, Secretary

EMPLOYEE:


     /s/ Michael P. Sadler
         --------------------
         Michael P. Sadler


                                EXHIBIT A


                         Relocation Expense Proposal


Temporary living             Lodging and Meals, maximum 60 calendar
                             days.  Airfare to and from former
                             residence to conduct personal business,
                             maximum four round trips.  May be
                             used by Employee or a person of his
                             choice.

Premove/househunting         Airfare, lodging, and meals, maximum
trips to Little Rock         two round trips.


Shipment of household        Packing and transportation of
goods                        household goods.  Appliance
                             disconnection and reconnection.
                             In transit storage, maximum sixty
                             days.  Carton pickup within thirty
                             days of delivery.

Expenses en route to new     Meals, lodging, and mileage
location                     reimbursement at 31 cents/mile.

Home sale (Employee          Real estate commission cost and
will have 24 months after    standard seller's cost including
employment to use this       but not limited to the following:
home sale benefit            Title insurance
                             Inspection fees
                             Discount points to purchase,
                             maximum 3 points

Home purchase expenses       Prepurchase valuation of proposed
(Employee will have 12       home by independent appraiser.
months after employment
to use this home purchase    Purchase closing costs including,
benefit)                     but not limited to the following:
                             Loan origination fee and/or discount
                             points, maximum 3 points

                             Appraisal fee, credit report, lender
                             inspection fee, abstracting fee,
                             attorney fee, radon testing, and
                             termite inspection.

Tax liability allowance      Benefit of tax allowance, made from
                             SF, for the employee, based on the
                             employee's federal, state, and city
                             tax liability resulting from moving
                             expense reimbursement.  Payment to be
                             made using the employee's applicable
                             marginal tax rates, grossed-up, and
                             directly deposited into employee's
                             tax account at SF.

Exhibit 10(b)


                        EMPLOYMENT AGREEMENT


THIS EMPLOYMENT AGREEMENT is executed effective as of the 4th day of September, 1994, by and between SF SERVICES, INC., an Arkansas agricultural cooperative association
(the "Employer"), and William H. "Billy" Smith, an individual and resident of the State of Arkansas
(the "Employee").


                            W I T N E S S E T H:

WHEREAS, the Employer is engaged in business as an agricultural and horticultural supply cooperative (the

"Business"), with its principal office located in North
Little Rock, Arkansas; and

     WHEREAS, the Employer desires to retain the Employee to manage and oversee its fertilizer department and to initiate and oversee the start-up of a salt operation by the Employer, and the Employee desires to accept such employment upon the terms and conditions contained herein.

     NOW, THEREFORE, in consideration of the mutual promises and covenants contained herein, and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the Employer and the Employee agree as follows:

     1.     EMPLOYMENT.  The Employer hereby employs the
Employee as its Vice President - Fertilizer Department to manage and oversee the Employer's agricultural fertilizer sales department and new salt operation and the Employee accepts such employment upon the terms and conditions contained herein.

     2. TERM. Except as otherwise provided herein, the term of this agreement shall begin on September 1, 1994, and shall continue for a period of three (3) years, ending on August 31, 1997. Thereafter, this agreement shall continue with twelve (12) months notice of termination during the year ending December 31, 1998, and thereafter on month-to-month basis and may be terminated by either party upon thirty (30) days prior written notice.

     3. DUTIES. The Employee shall perform all the services generally performed by a Vice President of one of the Employer's Departments, and specifically, the Fertilizer

Division, and shall devote his full time, attention, and energies to the Business during normal working hours for purposes of performing his obligations and duties hereunder. In this regard, the Employee shall perform such functions as are ordinary and customary in the performance of similar services by persons occupying a like position with other businesses of similar size and operation. Specifically, the duties of the Employee shall include, without limitation, overseeing and managing the operation of the Fertilizer Division Terminal Operation and its office staff and working with member cooperatives in marketing the Employer's products and services. The precise services of the Employee may be specified from time to time by the Employer.

     4. RESTRICTIONS ON EMPLOYEE'S AUTHORITY. The Employee shall not take any action on behalf of the Employer outside the ordinary course of the Business. Specifically, the Employee shall not, without first obtaining the prior written approval of the Board of Directors of the Employer, do, or cause to be done, in the name of, or on behalf of, the Employer, any of the following:

     (a) Bind the Employer to any contract, debt, obligation or commitment other than in the ordinary course of the Employer's business which could result in the Employer incurring a liability or expense in excess of $10,000 in any one instance, or in excess of $25,000 in the aggregate;

     (b) Employ or retain the services of any employee, independent contractor, or other agent under any contract, relationship or arrangement that is not terminable at will by the Employer;

     (c)     Acquire any interest in any real property;

     (d) Sell or contract to sell any property (other than inventory in the ordinary course of business) of the Employer;

     (e) Grant any mortgage or security interest in, or cause or permit any lien to be placed upon, any of the Employer's property or assets;

     (f) Permit any material physical alterations to be made to the Employer's buildings and physical plant.

     5.     COMPENSATION.

          (a) Base Salary. The Employer shall pay the Employee a base salary of Ninety-eight Thousand Dollars ($98,000) per year in exchange for his services hereunder. Such salary shall be payable pursuant to the Employer's normal and customary payroll rotation and shall be subject to all applicable withholding and employment-related taxes. The base salary of the Employee shall be reviewed annually, and shall be increased on September 1, 1995, and each September 1 thereafter during the term of this agreement, by an amount not less than four percent (4%) of the prior year's base salary.

          (b)Bonus.

               (I) Fertilizer Operations. In addition to the base salary provided in subparagraph (a) above, the Employee shall be eligible to receive an annual bonus equal to ten percent (10%) of the Employee's then current base salary upon the Fertilizer Department attaining a minimum net profit of $500,000 for the Employer's fiscal year ending October 31, 1995,
 or for any fiscal year thereafter.   The bonus shall be due
and payable upon completion of the Employer's audit by its independent certified public accountants for each such fiscal year and shall be subject to all applicable withholding and employment-related taxes.

               (ii)    Salt Operations.  In addition to the
base salary provided in subparagraph (a) and bonus under subparagraph (b)(i) above, the Employee shall, for each of the salt operations' first four (4) complete fiscal years of operation (excluding the start up year of the salt operations), be entitled to receive a bonus equal to ten percent (10%) of the Employer's pre-tax net profit from the Employer's salt operations for such year. The bonus shall be due and payable upon completion of the Employer's audit by its independent certified public accountants for the first complete fiscal year after the Employer commenced its salt operation and each year thereafter and shall be subject to all applicable withholding and employment-related taxes.

          (c) Relocation Bonus. As a one time incentive payment for the Employee's acceptance of employment hereunder, early resignation from employment by his former employer, loss of bonus compensation due from his former employer, and relocation to the North Little Rock, Arkansas area of the Employer's operations, the Employer shall pay the Employee a relocation bonus equal to Twenty-four Thousand Dollars ($24,000), which shall be subject to all applicable withholding and employment-related taxes. The bonus shall be due and payable upon the Employee's commencement of employment under this agreement.

     6. WORKING FACILITIES. The Employer shall provide the Employee with such office space and facilities as are suitable for his position and appropriate for the performance of his duties hereunder.

     7. EXPENSES. The Employee may incur reasonable expenses for promoting the Business, including expenses for entertainment, travel, and other similar items. Provided the incurrence of such expenditures had been previously approved by the Employer, the Employer will reimburse the Employee for all such expenses upon presentation of an itemized expense accounting.

     8. VACATIONS AND HOLIDAYS. The Employee shall be entitled to annual vacation, sick leave, personal leave and time off during holidays recognized by the Employer in accordance with the Employer's normal policies. Vacation not taken during any year shall lapse and the Employee shall not be entitled to cumulate vacation time from year to year.

     9. TERMINATION FOR CAUSE. Notwithstanding the term specified in paragraph 2 hereof, the Employer may terminate this agreement without liability (other than the payment of accrued salary through the date of termination) at any time after the occurrence of any one or more of the following events of termination:

          (a)     The Employee engaging in any act which
constitutes (i) a felony under any state law or law of the United States, (ii) gross, willful, or wanton negligence or misconduct, (iii) breach of any fiduciary duty to the Employer,
(iv) embezzlement, or (v) fraud.

          (b) The Employee engaging in any act which brings the Employer or the Business into disrepute in the community, including, without limitation, habitual use of drugs or alcohol.

          (c) The Employee's failure to fulfill and perform his duties and covenants hereunder in a faithful, diligent, and efficient manner; provided that no termination shall occur under this subparagraph (c) until the Employee has received written notice from the Employer of such failure and has failed to cure the same to the reasonable satisfaction of the Employer within ten (10) days after receipt of such notice.

     10. DEATH DURING EMPLOYMENT. If the Employee dies during the term of his employment, the Employer shall pay to the estate of the Employee the compensation which would otherwise be payable to the Employee up to the end of the month in which death occurred. Thereafter, this agreement shall terminate and the Employer shall have no further obligation hereunder.

     11. DISCLOSURE OF INFORMATION. The Employee acknowledges that information obtained pursuant to his position constitutes a valuable, special, and unique asset of the Employer and the Business. The Employee will not, during or after the term of his employment, disclose, make public or otherwise utilize any proprietary or other confidential information relating to the Business or the Employer including, without limitation, disclosure or use of the Employer's customer lists or records. In the event of a breach or threatened breach by the Employee of the provisions of this paragraph, the Employer shall be entitled to an injunction restraining the Employee from disclosing or using such information or from rendering any services to any person, firm, partnership, corporation, association, or other entity to whom such information has been disclosed or is threatened to be disclosed. Nothing contained herein shall be construed as prohibiting the Employer from pursuing any other remedies available to it for any such breach or threatened breach, including recovery of damages.

     12.     INSURANCE AND FRINGE BENEFITS.   The Employee
shall be entitled, upon satisfying the eligibility requirements for participation applicable to all of the Employer's employees, to participate in the Employer's 401(k), long-term disability, health and hospitalization insurance and other benefits offered under the same benefits package made available by SFS to its other employees. The foregoing notwithstanding, the Employer shall reimburse the Employee for a portion of the cost of any insurance premiums paid by the Employer to continue the coverage provided under his former employer's plan pursuant to the provisions of the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") during the first eighteen (18) months of his employment hereunder. During the first six (6) months of such COBRA coverage, the Employer shall reimburse the Employee an amount equal to sixty percent (60%) of the premiums paid and during the final twelve (12) months of such coverage an amount equal to one hundred percent (100%) of the premiums paid. The amount of the premium reimbursement due hereunder shall be increased by an additional amount sufficient to cover the federal, state and local income and FICA taxes and withholding requirements imposed on such reimbursement based on the Employee's then current income.

     15.     MISCELLANEOUS.

          (a) Assignment. This agreement and the rights, obligations and duties of the Employee shall not be assignable or otherwise transferable.

          (b) Modification. No provision contained herein may be modified, amended or waived except by written agreement signed by the party to be bound thereby.

          (c) Binding Effect and Benefit. This agreement shall inure to the benefit of, and shall be binding upon, the parties hereto, their heirs, executors, administrators, personal representatives, successors and permitted assigns.

          (d) Headings and Captions. Subject headings and captions are included for convenience purposes only and shall not affect the interpretation of this agreement.

          (e) Notice. All notices, requests, demands and other communications permitted or required hereunder shall be in writing, and shall be deemed to have been duly given upon delivery if delivered in person, or on the date postmarked if mailed, registered or certified United States mail, postage prepaid to such parties last known address or to such other address as either party may designate by notice.

          (f)     Severability.  If any portion of this
agreement is held invalid, illegal or unenforceable, such determination shall not impair the enforceability of the remaining terms and provisions herein.

          (g) Waiver. No waiver of a breach or violation of any provision of this agreement shall operate or be construed as a waiver of any subsequent breach or limit or restrict any right or remedy otherwise available.

          (h) Rights and Remedies Cumulative. The rights and remedies expressed herein are cumulative and not exclusive of any rights and remedies otherwise available.

          (I)     Gender and Pronouns.  Throughout this
agreement, the masculine shall include the feminine and neuter and the singular shall include the plural and vice versa as the context requires.

          (j) Entire Agreement. This document constitutes the entire agreement of the parties and supersedes any and all other prior agreements, oral or written, with respect to the subject matter contained herein.

          (k)     Governing Law.  This agreement shall be
subject to and governed by the laws of the State of Arkansas.

          (l) No Joint Venture or Partnership. This agreement shall not be considered to create any type of joint venture, partnership, or any other legal relationship between the parties where either party shall share or be responsible for the debts or liabilities of the other party. In addition, this agreement shall not be construed as making either party an agent of the other party beyond the extent expressly provided in and limited by this agreement, or as giving the right of one party to legally bind the other in any manner so as to permit the incurrence of debts and liabilities on behalf of the other party.

     IN WITNESS WHEREOF, the parties have executed this agreement effective as of the day and year aforesaid.

                              EMPLOYER:

                              SF Services, Inc.

                              By: /s/Robert P. Dixon
                                     ------------------
                                     Robert P. Dixon
                              Title: President


                              EMPLOYEE:

                               /s/ William H. "Billy" Smith
                                   ----------------------------
                                   William H. "Billy" Smith

Exhibit 10(c)


                              EMPLOYMENT AGREEMENT


     AGREEMENT made effective the 1st day of April, 1996, by and between ROBERT P. DIXON, hereinafter referred to as "Employee," and SF SERVICES, INC., an Arkansas agricultural cooperative, hereinafter referred to as "Employer."

     WHEREAS, the Employee serves the Employer as its president and chief executive officer; and

     WHEREAS, the Employee has notified the Employer that he intends to retire as president and chief executive officer when a successor has assumed that position and as an employee effective December 31, 1997; and

     WHEREAS, the Employer wishes to continue the employment of the Employee as president and chief executive officer until a successor assumes that position and as a special consultant from that time until December 31, 1997; and

     WHEREAS, the Employer wishes to protect its interests by having the Employee agree to a covenant not to compete and to an understanding of confidentiality; and

     WHEREAS, the Employer wishes to recognize the meaningful past services of the Employee by providing a severance payment for him and also to compensate him for his confidentiality and noncompetition covenants.

     NOW, THEREFORE, in consideration of the premises and the mutual promises of the parties, one to the other, IT IS AGREED:

     1.     Employment.  The Employer hereby employs the
Employee, and the Employee hereby accepts employment, upon the terms and conditions hereinafter set forth.

     2. Term. Subject to the provisions for termination, as hereinafter provided, the term of this Agreement shall begin effective April 1, 1996, and shall continue until December 31, 1997, unless terminated sooner as hereinafter provided.

     3.     Compensation.

          (a) Salary. During the period beginning April 1, 1996 and ending December 31, 1997, for all services rendered by the Employee under this Agreement, the Employer shall pay to the Employee an annual salary of Two Hundred Fifty Thousand Dollars ($250,000) payable proratably in accordance with the Employer's established payroll periods.

          (b) Bonus. The Employee shall be entitled to an annual bonus equal to one percent (1%) of the Employer's net savings after taxes for the Employer's fiscal year ending October 31, 1996, which amount shall be payable as soon as the amount payable is determined and written notice is given to the Employee by the Employer's certified public accountant. Thereafter the Employee shall not be entitled to a bonus.

     4. Duties of Employee. During the term beginning April 1, 1996 and ending on the date a successor president and chief executive assumes that position, the Employee shall serve the Employer as its president and chief executive officer and shall devote his full time and attention to the affairs of the Employer. During the period beginning on the date his successor begins employment and ending December 31, 1997, the Employee shall be available on an "as needed" basis to consult with his successor and to assist him in the transition of management. At all times the Employee shall serve the Employer faithfully and diligently and according to the best of his abilities and shall use every effort to promote the interests of the Employer.

     5. Automobile and Travel Expense. The Employer shall provide the Employee with an automobile comparable to the one he is presently driving until the termination of this Agreement, at which time the Employee shall have the right to purchase the vehicle at its fair value. The Employer shall reimburse the Employee for all expenses he incurs in operating the automobile provided him by the Employer, and the Employee shall reimburse the Employer for any personal use of the vehicle. The Employer also agrees to reimburse the Employee for all business-related expenses incurred when the Employee is traveling away from North Little Rock, Arkansas. Recognizing that the Employee's duties will require considerable time away from North Little Rock, the Employer agrees that it is reasonable and proper for his spouse to accompany him on his travels and to attend business-related functions from time to time and for the Employee to be reimbursed for the expenses of his spouse which the Employer believes will be beneficial to it.

     6. Life Insurance. During the term of this Agreement, the Employer agrees to keep in force Three Hundred
Thousand Dollars ($300,000) of life insurance on the Employee's life payable to the Employee's designated beneficiary which amount shall be in excess of the normal life insurance benefit provided by the Employer for its employees.

     7. Health Insurance. During the term of this Agreement, the Employer agrees to provide the Employee with family health insurance benefits similar to those currently in effect provided the Employee and his spouse are eligible for coverage. Following the term of this Agreement, the Employee shall be entitled to continue the same coverage at his expense.

     8. Disability and Termination Benefits. In the event the Employee becomes physically or mentally disabled and cannot perform substantially all of his duties as required by paragraph 4, then the Employer agrees to pay the Employee until December 31, 1997, seventy-five percent (75%) of his regular monthly salary set forth in paragraph 3(a), and to provide for the Employee all health insurance and qualified retirement benefits which were in effect at the date of disability. In addition to the foregoing, if the disability occurs prior to October 31, 1996, the Employer agrees to pay the Employee a bonus for that fiscal year as provided for under paragraph 3(b) but prorated using a fraction the numerator of which shall be the number of calendar days during the fiscal year prior to the effective date of the Employee's disability or termination and the denominator of which shall be 365.

     9. Death. In the event of the Employee's death during the term of this Agreement, the Employee's salary shall terminate at the end of the month in which his death occurs; however, if his death occurs on or before October 31, 1996, the Employee shall be entitled to a bonus as provided for under paragraph 3(b) but prorated using a fraction the numerator of which shall be the number of calendar days during the fiscal year prior to the date of death and the denominator of which shall be 365.

     10. Other Benefits. Upon the termination of the employment relationship between the Employer and the Employee, for whatever reason, the Employee, if living, or, if not, his estate shall be entitled to all normal retirement benefits payable by the Employer to him as a terminating employee.

     11. Provision of Equipment. At such time as the Employee becomes a consultant hereunder, the Employer shall provide the Employee with a facsimile machine and personal computer to facilitate his consulting responsibilities.

     12. Noncompetition. The Employee agrees to the following restrictions on him during the term of this Agreement and thereafter:

          (a) The Employee agrees that he will not, at any time during the term of this Agreement or during the one-year period following the term of this Agreement, participate at a top level of management with any business of whatever form that engages in any business activity which is the same as, similar to, or in any manner competitive with, the business now or hereafter engaged in by the Employer in any county in any state in which the Employer currently has a member store. For purposes of this subparagraph (a), "top level of management" shall include, but not be limited to, a sole proprietor, a general partner in a general or limited partnership, a chairman of the board, president, chief executive officer or executive vice president of a corporation, or a managing member of a limited liability company. Furthermore, for purposes of this subparagraph (a), involvement as an employee, partner or member of an entity which supplies inventory items for the Employer shall not constitute competition with the Employer.

          (b) The position of the Employee has brought him into close contact with many confidential affairs of the Employer including matters of a business nature such as information about costs, profits, markets, sales, trade secrets, potential patents and other business ideas, customer lists, plans for future developments and other information not known to businesses in the same lines of business as the Employer and other proprietary rights (hereinafter, collectively, "Confidential Matters"). The Employee agrees at all times hereafter to protect from damage or destruction and keep secret all Confidential Matters of the Employer and not to disclose them in any manner whatsoever to anyone, or otherwise use them or use his knowledge of the knowhow, sales techniques, sales operation, customer lists, trade names or trade marks and other valuable intangible assets of the Employer, except with the Employer's prior written consent.

          (c)     The parties agree that the restrictive
covenants contained herein relate to matters which are of a special, unique, and extraordinary character, the breach of which by the Employee will cause the Employer irreparable injury and damages. Consequently, the parties expressly agree that the Employer shall be entitled to injunctive and/or other equitable relief to prevent a breach of this agreement, and to secure the enforcement of the terms and conditions herein in addition to any other legal or equitable remedy which may be available.

     13.     Severance Pay.  Between January 1 and January
10, 1998, the Employer shall pay the Employee, if living, or, if not, his estate, severance pay which shall be predicated on four days of work for each of the Employee's twenty-eight (28) years of service to the Employer (a total of 112 work days), two hundred sixty (260) work days per year and the Employee's compensation rate set out in paragraph 3(a). The right to receive severance pay may not be assigned or transferred at any time by the Employee and any effort by the Employee to do so shall result in a forfeiture of the right to receive the payment.

     14. Termination by Employer. The Employer shall have the right to terminate this Agreement at any time, but only for cause. For purposes of this Agreement "cause" shall exist if:

          (a)     The Employee fails to discharge his
responsibilities hereunder to the satisfaction of the Chairman of the Board of the Employer after being reprimanded in writing for a prior failure to do so and then given ninety (90) days to properly discharge his date; or

          (b)     The Employee violates the restrictive
provisions of paragraph 11.

     15. Termination by Employee. The Employee shall have the right to terminate this Agreement at any time by giving one hundred twenty (120) days written notice to the Employer; provided, however, the restrictions imposed on the Employee under paragraph 11 shall survive his termination.

     16. Notices. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing, and if sent by registered mail or certified mail to his residence in the case of the Employee, or to its principal office in the case of the Employer.

     17. Waiver of Breach. Waiver by the Employer of a breach of any provision of this Agreement by the Employee shall not operate to be construed as a waiver of any subsequent breach by the Employee.

     18. Entire Agreement. This instrument contains the entire agreement of the parties. It may not be changed orally but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought.

     19. Benefit. This Agreement shall inure to the benefit of, and shall be binding upon, their heirs, successors, assigns, and legal representatives.

     IN WITNESS WHEREOF, the parties have executed this Agreement the day and year aforesaid.

EMPLOYER:

SF SERVICES, INC.


By: /s/ Johnny H. Wilson
        --------------------
        Johnny H. Wilson
        Chairman of the Board
ATTEST:

    /s/ Elizabeth White
        --------------------
        Elizabeth White, Secretary

EMPLOYEE:


    /s/ Robert P. Dixon
        -------------------
        Robert P. Dixon

                              EXHIBIT 21



                        LIST OF SUBSIDIARIES:

       NAME                               STATE OF INCORPORATION
------------------------                  ----------------------

  Cloverleaf Cooperative                      Mississippi
  SFA, Inc.                                   Arkansas
  Deep South Farmers Supply, Inc.             Louisiana
  Professional Technologies, Inc.             Arkansas
  AgGrow Finance, Inc.                        Arkansas
  Southern Farm Fish Processors, Inc.         Arkansas
  SF Technical Services, Inc.                 Arkansas
  Northeast Arkansas Oil Company, LLC         Arkansas