Form 10-K/A
period 1996-10-31
SF SERVICES INC
filed 1997-02-05
CIK 870387

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C.   20549

                         FORM 10-K/A


                          SF SERVICES, INC.
    (Exact name of registrant as specified in its Charter)

                           AMENDMENT NO. 1

This Form 10-K/A is being filed to amend previously filed financial information related to 1996 operating expenses and net income for amounts which should not have been included in intercompany accounts. Accordingly, Registrant hereby amends Items 1, 6, 7, and 8, as well as Schedule II and Exhibit 27 to its Annual Report on Form 10-K to reflect the effect of such amendments. Items 1, 6, 7, and 8, as well as Schedule II and
Exhibit 27, as amended, appear below in their entirety.

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

Division sales, savings (loss) before income taxes and identifiable assets for each of the last three fiscal periods are presented below:


                          Year Ended     Year Ended     Year Ended
                          October 31,    October 31,    October 31,
                             1996           1995           1994
                         ------------  ------------    ------------
SALES BY DIVISION
  Feed and animal health $122,397,413  $101,249,886    $ 98,758,147
  Fertilizer              129,557,273   120,596,538      89,876,510
  Seed                     33,028,271    27,246,492      25,187,144
  Chemicals               121,382,784   136,743,532     100,381,754
  Farm and ranch           35,919,700    39,067,528      34,524,724
  Petroleum                70,216,528    37,750,042      36,503,703
  Tires, batteries and
    automotive             19,659,706    20,322,532      16,396,547
  Subsidiary's retail
    sales, net of
    eliminations           21,694,459    10,012,504       6,970,705
  Subsidiary's catfish
    processing and
    wholesale sales, net
    of eliminations        36,624,223    37,831,922      30,572,080
                         ------------  ------------    ------------
                         $590,480,357  $530,820,976    $439,171,314
                         ============  ============    ============

                               Year Ended   Year Ended   Year Ended
                               October 31,  October 31,  October 31,
                                  1996         1995         1994
                              -----------  ----------   -----------
SAVINGS (LOSS) BEFORE
INCOME TAXES BY
DIVISION*
  Feed and animal health      $(3,489,573) $   797,252  $ 1,173,038
  Fertilizer                   16,838,293    5,635,474    4,271,357
  Seed                            (19,325)     (93,310)     117,145
  Chemicals                      (249,797)     992,824      670,719
  Farm and ranch                 (139,819)     183,850      521,699
  Petroleum                       388,710       40,506      (19,016)
  Tires, batteries and
    automotive                     (6,050)     238,917      280,368
  Subsidiary's retail
    operations, net of
    eliminations               (1,341,332)    (561,194)  (1,289,680)
  Subsidiary's finance
    operations, net of
    eliminations                   85,817       38,244
  Subsidiary's  catfish
    processing and wholesale
    sales, net of
    eliminations               (6,316,888)  (2,374,939)  (1,771,511)
                              -----------  -----------  -----------
                              $ 5,750,036  $ 4,897,624  $ 3,954,119
                              ===========  ===========  ===========
*After allocation of general and administrative expenses, interest expense and other income (expense).

                               October 31,   October 31,   October 31,
                                  1996          1995          1994
                              -----------    -----------  -----------
PROPERTY AND EQUIPMENT (NET)
  Feed and animal health      $ 9,426,682    $13,100,196  $10,319,072
  Fertilizer                   11,278,166      6,294,171    1,446,130
  Seed                            476,914        530,319      573,567
  Chemicals                     2,047,747      1,930,296      124,185
  Farm and ranch                      199            628        1,132
  Tires, batteries
    and automotive                 89,402        102,062       80,089
  Petroleum                        95,845         77,914       77,979
  Warehouse, transportation
    and general corporate       7,934,825      5,771,259    5,787,977
  Subsidiary's retail
    operations                  1,393,864      1,013,762    1,006,294
  Subsidiary's finance
    operations                        360          1,151
  Subsidiary's catfish
    processing wholesale
    sales                       2,912,675      4,654,797    3,454,124
                              -----------    -----------  -----------
                              $35,656,679    $33,476,555  $22,870,549
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

          Year Ended  Year Ended  Year Ended  Year Ended  Year Ended
           October 31, October 31, October 31, October 31, October 31,
              1996        1995        1994        1993        1992
           ----------  ----------  ----------  ----------  ----------
                            (Thousand Dollars)

NET SALES    $590,480    $530,821    $439,171    $382,545    $358,075

SAVINGS
 (LOSS)
 BEFORE
 EXTRA-
 ORDINARY
 ITEM        $  2,072    $  2,703    $  3,954    $  2,263    $  3,651

AT PERIOD END:

TOTAL
 ASSETS      $192,122    $199,662    $159,527    $143,777    $134,529

LONG-TERM
 NOTES
 PAYABLE,
 NET OF
 CURRENT
 MATURITIES  $ 22,309    $ 19,843    $ 27,805    $ 30,986    $ 30,242

TOTAL
 LONG-TERM
 OBLIGATIONS $ 22,477    $ 20,072    $ 29,437    $ 32,221    $ 31,762


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

Net savings decreased $631,102 (23%). This decrease was due primarily to increased operating expenses and increased income tax expense, offset by the gain on sales of MCC stock.


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

Operating expenses increased approximately 49.2% over the previous year. This increase was due to the following factors: (1) increased expenses of the retail group due to new locations ($826,000), increased business activity
($1.2 million), and bad debt expense ($344,000), (2) increased information services costs associated with the implementation of a new computer system ($1.1 million), (3) increased costs associated with the new fertilizer terminal operations
($1.1 million), (4) increased costs associated with additional petroleum transportation operations ($487,000),
(5) the addition of the new office building ($273,000), and
(6) the asset value adjustments ($5.5 million).

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

/s/ Baird, Kurtz, & Dobson

Little Rock, Arkansas
December 20, 1996, except for Note 23 as to which the date is February 5, 1997

                     CONSOLIDATED BALANCE SHEETS

                      OCTOBER 31, 1996 AND 1995


ASSETS

                                         1996            1995
                                    ------------    ------------
CURRENT ASSETS
 Cash                               $  3,214,419    $    645,379
 Marketable securities                                34,176,546
 Accounts receivable, less
  allowance for doubtful
  accounts; October 31, 1996 -
  $950,000, October 31, 1995 -
  $294,814                            40,268,809      44,183,592
 Accounts receivable - other           6,287,292       2,556,446
 Note receivable - current portion     2,184,287         929,016
 Inventories                          84,215,934      67,277,893
 Patronage distributions receivable      168,147         118,407
 Deferred income taxes - current         834,738
 Other                                 1,253,263         991,159
                                    ------------    ------------
     Total Current Assets            138,426,889     150,878,438
                                    ------------    ------------

INVESTMENTS AND LONG-TERM
  RECEIVABLES
 Notes receivable                      3,154,281       2,977,192
 Investments in other cooperatives    12,974,801      11,662,378
 Deferred income taxes - long term     1,145,844
                                    ------------    ------------
                                      17,274,926      14,639,570
                                    ------------    ------------

PROPERTY AND EQUIPMENT, At Cost
 Land and improvements                 3,594,565       4,179,756
 Buildings                            19,236,628      22,573,718
 Machinery and equipment              20,438,434      24,110,260
 Automobiles and trucks                1,478,513       1,313,104
 Furniture and fixtures                4,636,169       1,307,315
 Construction in progress              8,269,079
                                    ------------    ------------
                                      57,653,388      53,484,153
 Less accumulated depreciation        21,996,709      20,007,598
                                    ------------    ------------
                                      35,656,679      33,476,555
                                    ------------    ------------

OTHER ASSETS                             763,565         667,326
                                    ------------    ------------

                                    $192,122,059    $199,661,889
                                    ============    ============

LIABILITIES AND MEMBERS' EQUITY

                                        1996            1995
                                   ------------    ------------
CURRENT LIABILITIES
 Note payable                      $ 65,582,931    $ 65,432,437
 Interest payable                       222,015         110,235
 Debentures                           1,342,009       1,383,209
 Current maturities of
  long-term debt                      3,013,819       2,820,453
 Accounts payable                    29,094,690      23,261,092
 Patronage distributions and
  capital stock retirements
  to be paid in cash                                  4,000,000
 Deferred income taxes                                8,368,554
 Patrons' deposits                   14,175,462       9,701,825
 Accrued expenses                     4,287,813       2,851,057
 Income taxes payable                   739,683         781,958
                                   ------------    ------------
 Total Current Liabilities          118,458,422     118,710,820
                                   ------------    ------------

LONG-TERM DEBT                       22,309,220      19,842,812
                                   ------------    ------------

OTHER LIABILITIES                       168,200         229,406
                                   ------------    ------------


MEMBERS' EQUITY
 Capital stock
  Class "A" preferred                 2,079,600       2,139,400
  Class "B" convertible preferred       676,400         676,400
  Common stock                          125,000         127,000
  Capital certificates                  157,399         157,399
 Unrealized gain on securities
  reported at fair value, net
  of tax of $6,956,151 in 1995                       11,055,632
 Retained earnings (deficit)            309,478      (1,631,647)
 Allocated equities                  47,838,340      48,354,667
                                   ------------    ------------
                                     51,186,217      60,878,851
                                   ------------    ------------
                                   $192,122,059    $199,661,889
                                   ============    ============

See Notes to Consolidated Financial Statements

                        SF SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF INCOME

             YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


                                 1996          1995          1994
                            ------------   ------------   ------------
NET SALES                   $590,480,357   $530,820,976   $439,171,314

COST OF GOODS SOLD           556,030,450    500,731,715    410,099,611
                            ------------   ------------   ------------
GROSS PROFIT                  34,449,907     30,089,261     29,071,703

OTHER OPERATING REVENUE        1,957,519        542,926        432,671
                            ------------   ------------   ------------
GROSS MARGIN AND OTHER
 OPERATING  REVENUE           36,407,426     30,632,187     29,504,374

OPERATING EXPENSES            44,958,673     30,131,789     24,648,408
                            ------------   ------------   ------------
INCOME (LOSS) FROM
 OPERATIONS                   (8,551,247)       500,398      4,855,966
                            ------------   ------------   ------------
OTHER INCOME (EXPENSE)
 Interest income               1,592,666      1,526,514      1,054,460
 Interest expense             (5,939,801)    (6,396,350)    (4,252,638)
 Dividend income                 123,154        530,037
 Miscellaneous                   662,240        146,070        257,603
 Gain on sale of MCC stock    17,863,024      8,590,955      2,038,728
                            ------------   ------------   ------------
                              14,301,283      4,397,226       (901,847)
                            ------------   ------------   ------------

SAVINGS BEFORE INCOME TAXES    5,750,036      4,897,624      3,954,119

PROVISION FOR INCOME TAXES     3,677,875      2,194,361
                            ------------   ------------   ------------
NET SAVINGS                 $  2,072,161   $  2,703,263   $  3,954,119
                            ============   ============   ============

NET SAVINGS APPLIED TO:
 Allocated equities
  Capital equity credits    $              $              $  4,215,923
  Cash                                        1,699,111      1,870,253
                            ------------   ------------   ------------
                                              1,699,111      6,086,176
 Retained earnings             2,072,161      1,004,152     (2,132,057)
                            ------------   ------------   -------------
                            $  2,072,161   $  2,703,263   $  3,954,119
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

RETIREMENT OF
 PREFERRED STOCK

RETIREMENT OF
 ALLOCATED
 EQUITIES

CHANGE IN
 UNREALIZED
 GAIN OR LOSSES

                         ------------   ------------   ------------
BALANCE,
 OCTOBER 31, 1995        $    157,399   $    127,000   $ (1,631,647)
                         ------------   ------------   ------------
ISSUANCE OF STOCK                              2,000

NET SAVINGS                                               2,072,161

RETIREMENT OF
 COMMON STOCK                                 (4,000)

PREFERRED STOCK
 DIVIDENDS                                                 (131,036)

RETIREMENT OF
 PREFERRED STOCK

RETIREMENT OF
 ALLOCATED
 EQUITIES

OFFSET AGAINST
 ACCOUNTS
 RECEIVABLE

CHANGE IN
 UNREALIZED
 GAIN OR LOSSES
                         ------------   ------------   ------------
BALANCE,
 OCTOBER 31, 1996        $    157,399   $    125,000   $    309,478
                         ============   ============   ============

See Notes to Consolidated Financial Statements


                       SF SERVICES, INC.

   CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY (Continued)

             YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


                                         UNREALIZED
                                          GAIN ON
                                         SECURITIES
                          ALLOCATED      REPORTED AT
                          EQUITIES       FAIR VALUE       TOTAL
                         ------------   ------------   ------------
BALANCE,
 OCTOBER 31, 1993        $ 41,277,575   $        -0-   $ 47,711,535

ISSUANCE OF STOCK                                             2,000

NET SAVINGS                                               3,954,119

CAPITAL EQUITY
 CREDITS ISSUED
 AS PATRONAGE
 DISTRIBUTIONS              6,086,176

CAPITAL EQUITY
 CREDITS PAID              (1,870,253)                   (1,870,253)

RETIREMENT OF
 COMMON STOCK                                                (6,000)

PREFERRED STOCK
 DIVIDENDS                                                 (136,521)

RETIREMENT OF
 PREFERRED STOCK                                         (1,954,481)

OFFSET AGAINST
 ACCOUNTS
 RECEIVABLE                  (447,286)                     (447,286)

CHANGE IN
 UNREALIZED
 GAIN OR LOSSES                            8,936,166      8,936,166

BALANCE,                 ------------   ------------   ------------
 OCTOBER 31, 1994        $ 45,046,212   $  8,936,166   $ 56,189,279
                         ------------   ------------   ------------
ISSUANCE OF STOCK                                             7,000

NET SAVINGS                                               2,703,263

CAPITAL EQUITY
 CREDITS ISSUED
 AS PATRONAGE
 DISTRIBUTIONS              1,699,111

MERGER WITH
 DELTA
 PURCHASING
 FEDERATION (AAL)           4,498,888                     4,498,888

CAPITAL EQUITY
 CREDITS PAID              (1,699,111)                   (1,699,111)

RETIREMENT OF
 COMMON STOCK                                                (3,000)

PREFERRED STOCK
 DIVIDENDS                                                 (134,021)

RETIREMENT OF
 PREFERRED STOCK            1,110,456                      (502,024)

RETIREMENT OF
 ALLOCATED
 EQUITIES                  (2,300,889)                   (2,300,889)

CHANGE IN
 UNREALIZED
 GAIN OR LOSSES                            2,119,466      2,119,466
                         ------------   ------------   ------------
BALANCE,
 OCTOBER 31, 1995        $ 48,354,667   $ 11,055,632   $ 60,878,851
                         ------------   ------------   ------------
ISSUANCE OF STOCK                                             2,000

NET SAVINGS                                               2,072,161

RETIREMENT OF
 COMMON STOCK                                                (4,000)

PREFERRED STOCK
 DIVIDENDS                                                 (131,036)

RETIREMENT OF
 PREFERRED STOCK                                            (59,800)

RETIREMENT OF
 ALLOCATED
 EQUITIES                    (418,836)                     (418,836)

OFFSET AGAINST
 ACCOUNTS
 RECEIVABLE                   (97,491)                      (97,491)

CHANGE IN
 UNREALIZED
 GAIN OR LOSSES                          (11,055,632)   (11,055,632)
                         ------------   ------------   ------------
BALANCE,
 OCTOBER 31, 1996        $ 47,838,340   $        -0-   $ 51,186,217
                         ============   ============   ============

See Notes to Consolidated Financial Statements


                             SF SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


                               1996           1995         1994
                           ------------   ------------   ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net savings              $  2,072,161   $  2,703,263   $  3,954,119
  Items not requiring
  (providing) cash:
   Depreciation and
    amortization              2,239,498      2,951,534      2,514,779
   Non-cash portion of
    patronage dividends
    received from
    cooperatives             (1,614,598)    (1,284,542)    (1,981,154)
   (Gain) loss on sale
    of fixed assets             (67,348)      (202,182)        36,291
   Gain on sale of
    investment              (17,863,024)    (8,590,955)    (2,038,728)
   Deferred income taxes     (3,392,985)     1,412,403

   Writedown of fixed
    assets for impairment     5,497,348
  Changes in operating
   assets and liabilities,
   net of effects from
   acquisition of Delta
   Purchasing Federation
   (AAL) assets:
    Accounts payable          1,833,597     (2,580,816)    5,819,531
    Accrued expenses          1,548,535        104,653    (1,085,774)
    Accounts receivable       3,817,292     (6,979,362)   (3,471,946)
    Inventories             (16,938,041)   (11,918,494)   (7,307,029)
    Other current assets        570,208      1,329,734       124,780
    Accounts receivable
     - other                 (3,730,846)      (903,365)      536,183
    Due from broker                            131,868       (57,028)
    Patronage distributions
     receivable                 (49,740)       (11,349)      (39,478)
    Income taxes payable        (42,275)       749,636
    Other assets               (928,551)       828,656        339,542
    Other liabilities           (61,206)      (144,804)       397,159
                           ------------   ------------   ------------
     Net cash used in
      operating activities  (27,109,975)   (22,404,122)    (2,258,753)
                           ------------   ------------   ------------

CASH FLOWS FROM
 INVESTING ACTIVITIES
  Purchase of stock in
   other cooperatives                                      (1,200,050)
  Purchase of property
   and equipment            (10,449,820)   (13,465,151)    (2,533,957)
  Proceeds from sale
   of property and
   equipment                    600,198      2,578,737      2,602,251
  Net cash received in
   the acquisition of
   Delta Purchasing
   Federation (AAL)
   assets                                      977,428
  Proceeds from investment
   redemption and sale       34,329,962     18,455,358     10,208,374
  Advances on notes
   receivable                (2,502,060)    (1,371,933)      (799,553)
  Collections on notes
   receivable                 1,069,700        510,904        689,844
                           ------------   ------------   ------------
   Net cash provided by
    investing activities     23,047,980      7,685,343      8,966,909
                           ------------   ------------   ------------
CASH FLOWS FROM
 FINANCING ACTIVITIES
  Issuance of common stock        2,000          7,000          2,000

  Preferred stock
   dividends                   (131,036)      (134,021)      (136,521)
  Patronage dividends paid
   and retirement of
   preferred stock              (59,800)    (4,428,170)      (691,401)
  Repurchase of common
   stock                         (4,000)        (3,000)        (6,000)
  Retirement of allocated
   equities                    (418,836)
  Proceeds from
   borrowings               191,317,056    197,981,565    135,244,378
  Repayment of
   borrowings              (188,547,986)  (176,528,060)  (140,478,845)
  Net change in
   deposits                   4,473,637     (2,714,022)        (1,322)
                           ------------   ------------   ------------
 Net cash provided
   by (used in) financing
   activities                 6,631,035     14,181,292     (6,067,711)
                           ------------   ------------   ------------
NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS             2,569,040       (537,487)       640,445

CASH AND CASH
 EQUIVALENTS, BEGINNING
 OF YEAR                        645,379      1,182,866        542,421
                           ------------   ------------   ------------
CASH AND CASH
 EQUIVALENTS,
 END OF YEAR               $  3,214,419   $    645,379   $  1,182,866
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
                                       ------------
                                       $ 25,323,039
                                       ============

(A) Due 1997 through 2004, with annual installments of $2,467,250 plus interest at fluctuating rates based on the cost of money to CoBank (average rate of 8.04% at October 31, 1996); secured by substantially all assets of the Cooperative. The agreement requires maintenance of $20,000,000 working capital, a maximum ratio of CoBank term debt to the value of Mississippi Chemical Stock owned, plus the net book value of assets owned of not more than 60%, a current ratio of 1.2% and requires CoBank approval if distributions to members exceed 50% of patronage based income or the Cooperative retires greater than $60,000 of preferred stock in any fiscal year. A formal waiver of the working capital and the current ratio was obtained for 1996 and a formal waiver was obtained during 1995 on payment of patronage distributions, retirement of allocated equities and retirement of preferred stock. The agreement requires the Cooperative to invest in stock of CoBank in amounts determined by the bank.

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
$3,829,186 for the year ended October 31, 1994.

NOTE 8:  DEBENTURES

The outstanding debentures have maturities ranging from 1996 through 1998. Interest rates vary from 7% to 12%.

                                        1996           1995
                                     ------------   ------------
Debentures                           $  1,348,409   $  1,395,409
Less current maturities                 1,342,009      1,383,209
                                     ------------   ------------
Included in other liabilities        $      6,400   $     12,200
                                     ============   ============

Aggregate annual maturities of debentures at October 31, 1996 are:

     1998                              $      6,400
                                       ============

NOTE 9:  INCOME TAXES

The provision for income taxes includes these components:

                                 1996           1995           1994
                             ------------   ------------   ------------
Taxes currently payable      $  7,070,860   $    781,958   $        -0-
Deferred income taxes          (3,392,985)     1,412,403            -0-
                             ------------   ------------   ------------
                             $  3,677,875   $  2,194,361   $        -0-
                             ============   ============   ============

   The tax effects of temporary differences related to deferred taxes shown on the balance sheet at October 31, 1996 and 1995 were:

                                                1996          1995
                                            ------------   ------------
Deferred tax assets:
  Allowance for doubtful accounts           $    403,515   $     26,477
  Inventory capitalization                       372,178        284,300
  Accrued expenses not deductible until paid     295,722        201,231
  Alternative minimum tax credit                                425,330
  Net operating loss carryforward                                 8,306
  Writedown of fixed assets                    1,971,917
                                            ------------   ------------
                                               3,043,332        945,644
Deferred tax liabilities:
  Estimated market value over tax
   basis of marketable securities                             9,260,235
  Accumulated depreciation                       370,150         53,963
                                            ------------   ------------
                                                 370,150      9,314,198
                                            ------------   ------------
Net deferred tax asset (liability)
 before valuation allowance                 $  2,673,182     (8,368,554)
                                            ============   ============
Valuation allowance:
(Increase) during the year                      (692,600)
                                            ------------   ------------

Ending balance                                  (692,600)           -0-
                                            ------------   ------------
Net deferred tax asset (liability)          $  1,980,582   $ (8,368,554)
                                            ============   ============


The above net deferred tax asset (liability) is presented on the balance sheets as follows:

                                                1996           1995
                                            ------------   ------------
Deferred tax asset - current                $    834,738
Deferred tax asset - long term                 1,145,844
Deferred tax liability - current                           $ (8,368,554)
                                            ------------   ------------
                                            $  1,980,582   $ (8,368,554)
                                            ============   ============

A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is shown below:

                                1996           1995           1994
                            ------------   ------------   ------------
Expected provision (34%)    $  1,955,012   $  1,665,192   $  1,344,400
Tax effect of net
  savings (loss) applied
  to allocated equities          355,086       (577,698)    (2,069,300)
Excess of benefits of
  allocated equity over
  taxable income                                446,535         724,900
State income taxes               675,177        660,332
Change in deferred tax
 asset valuation allowance       692,600
                            ------------   ------------   ------------
                            $  3,677,875   $  2,194,361   $        -0-
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


NOTE 16:  BUSINESS SEGMENTS

The Cooperative operates in two industries (1) distribution of seed, feed, fertilizer, chemicals, petroleum, lubricants, tires, batteries, accessories, farm supplies and related services and (2) catfish processing and sales. Sales between segments are not material. Net sales, operating income, identifiable assets, capital expenditures, and depreciation are as follows:

                         Distribution      Catfish
October 31, 1996         Activities      Processing        Total
----------------         ------------   ------------   ------------
Net sales                $553,856,134   $ 36,624,223   $590,480,357

Operating (loss)         $ (2,768,125)  $ (5,783,122)  $ (8,551,247)

Identifiable assets      $182,953,280   $  9,168,779   $192,122,059

Capital expenditures     $ 10,139,662   $    310,158   $ 10,449,820

Depreciation             $  1,866,517   $    372,981   $  2,239,498

                         Distribution       Catfish
October 31, 1995         Activities       Processing       Total
----------------         ------------   -------------   ------------
Net sales                $492,989,054   $ 37,831,922   $530,820,976

Operating income (loss)  $  3,116,147   $ (2,615,749)  $    500,398

Identifiable assets      $188,582,330   $ 11,079,559   $199,661,889

Capital expenditures     $ 11,772,778   $  1,692,373   $ 13,465,151

Depreciation             $  2,544,970   $    406,564   $  2,951,534


                         Distribution       Catfish
October 31, 1994         Activities       Processing       Total
----------------         ------------   ------------   ------------
Net sales                $408,599,234   $ 30,572,080   $439,171,314

Operating income (loss)  $  7,426,400   $ (2,570,434)  $  4,855,966

Identifiable assets      $148,461,613   $ 11,065,418   $159,527,031

Capital expenditures     $  1,297,958   $  1,235,999   $  2,533,957

Depreciation             $  2,314,779   $    200,000   $  2,514,779


For purposes of business segment disclosure, all activities related to other cooperatives are included solely in distribution activities.


NOTE 17:  ADDITIONAL CASH FLOW INFORMATION

                                 1996           1995           1994
                             ------------   ------------   ------------
Interest paid (net of
  patronage dividends and
  interest capitalization)   $  6,307,994   $  6,629,921   $  3,829,186

Income taxes paid (received) $  7,431,000   $     32,322   $  (365,942)

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


NOTE 23:  RESTATEMENT OF 1996 OPERATING EXPENSES

The 1996 operating expenses and net income have been restated for amounts which should not have been included in intercompany accounts. The restatement increased operating expenses and decreased net income by $500,000.

                          SF SERVICES, INC.

                            SCHEDULE II

                  VALUATION AND QUALIFYING ACCOUNTS

                           (Thousand Dollars)



               Balance at    Charged to                  Balance at
               beginning     costs and     Deductions-      end of
Description    of period     expenses      describe (a)     period
-----------    ----------    ----------    -----------   ------------

                              OCTOBER 31, 1996

ALLOWANCE
 FOR
 DOUBTFUL
 ACCOUNTS      $      295    $   1,362     $       707   $       950

DEFERRED TAX
 ASSET
 VALUATION
 ALLOWANCE     $      -0-    $     693     $       -0-   $       693


                              OCTOBER 31, 1995

ALLOWANCE
 FOR
 DOUBTFUL
 ACCOUNTS     $      532    $     127     $       364   $        295


                              OCTOBER 31, 1994

ALLOWANCE
 FOR
 DOUBTFUL
 ACCOUNTS     $      691    $     -0-     $       159   $        532

(a) Accounts receivable charge-offs net of recoveries.

                             SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SF SERVICES, INC.
                      (Registrant)

                      /s/ John A. Gaston
                      --------------------
                      By:  John A. Gaston, Senior Vice-President
                          (Principal Financial Officer)

Date:        February 5, 1997




EXHIBIT INDEX


  Number in
 Exhibit Table      Exhibit
--------------      -------
  * 3(a)            Amended and Restated Articles of
                    Incorporation, as amended (Exhibit 3(a)
                    to Form 10-K for the fiscal year ended
                    October 31, 1991 in 33-38051)

  * 3(b)            By-Laws
                    (Exhibit 3(b) to Form 10-K for the fiscal year ended October 31, 1991 in 33-38051)

 ** 10(a)           Employment Contract of Michael P. Sadler

 ** 10(b)           Employment Contract of William H. Smith

 ** 10(c)           Employment Contract of Robert P. Dixon

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

 ** 21              Subsidiaries of the Registrant

*** 27              Financial Data Schedule


  *  Incorporated herein by reference, as indicated.
 **  Previously filed.
***  Filed herewith.