Form 10-Q
period 1997-01-31
SF SERVICES INC
filed 1997-03-13
CIK 870387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM  10-Q

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1997.

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

               120 MAIN STREET
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

                            Yes   X             No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 10, 1997:

                Common Stock 125 shares

Part I. Financial Information
        Item 1.  Financial Statements


                             SF SERVICES, INC.
                             AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                January 31, 1997    October 31, 1996
CURRENT ASSETS                    (Unaudited)
        Cash                      $    570,516       $  3,214,419
        Accounts and notes
         receivable, net            20,907,434         48,740,388
        Inventory                  105,303,300         84,215,934
        Prepaid expenses
         and other current assets    3,516,857          2,256,148
                                   -----------        -----------
    Total Current Assets           130,298,107        138,426,889
                                   -----------        -----------

INVESTMENTS AND LONG-TERM RECEIVABLES
        Investments in
         other cooperatives         12,671,958         12,974,801
        Notes receivable             2,991,994          3,154,281
        Deferred income taxes        1,145,844          1,145,844
                                    ----------         ----------
        Total Investments and
         Long-Term Receivables      16,809,796         17,274,926
                                    ----------         ----------

PROPERTY AND EQUIPMENT, at cost     67,556,231         57,653,388
  Less accumulated depreciation     22,998,337         21,996,709
                                    ----------         ----------
  Net Property and Equipment        44,557,894         35,656,679
                                    ----------         ----------

OTHER ASSETS                           745,791            763,565

TOTAL ASSETS                      $192,411,588       $192,122,059
                                   ===========        ============
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
        Notes payable             $ 53,385,221       $ 65,582,931
        Current maturities of
         Long-term debt              3,539,338          3,013,819
        Accounts payable            26,642,043         29,094,690
        Patrons deposits            16,516,197         14,175,462
        Accrued expenses and
         other current liabilities  12,699,512          6,591,520
                                   -----------        -----------
        Total Current Liabilities  112,782,311        118,458,422
                                   -----------        -----------

LONG-TERM DEBT,
     LESS CURRENT MATURITIES        33,175,563         22,309,220

OTHER LIABILITIES                      167,449            168,200

MEMBERS' EQUITY                     46,286,265         51,186,217
                                   -----------        -----------
TOTAL LIABILITIES AND
    MEMBERS' EQUITY               $192,411,588       $192,122,059
                                   ===========        ===========

See notes to Condensed Consolidated Financial Statements.

                         SF SERVICES, INC.
                          AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                         Three Months Ended     Three Months Ended
                           January 31, 1997       January 31, 1996

NET SALES                    $  89,370,851         $  85,272,373

COST OF GOODS SOLD              83,961,757            80,172,305
                               -----------           -----------
GROSS PROFIT                     5,409,094             5,100,068

OPERATING EXPENSES               9,960,515             7,706,007
                                ----------            ----------
INCOME (LOSS) FROM OPERATIONS   (4,551,421)           (2,605,939)
                                ----------            ----------
OTHER INCOME (EXPENSES)
   Interest, net                (1,443,048)           (1,098,249)
   Gain on sale of MCC stock             0            13,680,361
   Dividend Income-MCC stock            13                94,010
   Miscellaneous                   182,167               (16,682)
   Asset valuation adjustment            0            (2,500,000)
                                ----------            ----------
                                (1,260,868)           10,159,440
                                ----------            ----------

SAVINGS BEFORE INCOME TAXES     (5,812,289)            7,553,501

INCOME TAX EXPENSE (BENEFIT)      (971,155)            4,439,704
                                ----------            ----------
NET SAVINGS (LOSS)           $  (4,841,134)        $   3,113,797
                                ==========            ==========

NET SAVINGS (LOSS) APPLIED TO:
      ALLOCATED EQUITIES
        Cash
        Capital Equity Credits
          (Deficit)-            (2,887,352)           (1,071,279)
RETAINED EARNINGS (DEFICIT)     (1,953,782)            4,185,076
                                ----------            ----------
                                (4,841,134)            3,113,797
                                ==========            ==========

See notes to Condensed Consolidated Financial Statements.

                               SF SERVICES, INC.
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                     Three Months       Three Months
                                         Ended              Ended
                                    January 31, 1997   January 31, 1996
Cash flows from
  operating activities:
    Net Margin for the period          $ (4,841,134)       $ 3,113,797
    Items not requiring
     (providing) cash:
        Depreciation and amortization       815,963           674,500
        Non-cash portion of patronage
          dividends from other co-ops             0           (30,414)
        Gain on sale of property
          and equipment                    (126,631)
        Gain on sale of MCC stock                 0       (13,680,361)
        Asset valuation adjustment                          2,500,000
     Changes in operating assets and
      liabilities:
         Accounts and notes receivable   26,957,504        21,003,000
         Inventory                      (21,087,366)      (29,287,992)
         Prepaid expenses and
           other assets                  (1,635,414)       (1,178,124)
         Accounts payable                (2,452,647)        7,501,741
         Accrued expenses and
           other liabilities              6,107,241        11,093,035
                                         ----------        ----------
      Net cash (used in)
       operating activities               3,737,516         1,709,182
                                         ----------        ----------
    Cash flows from investing
     activities:
      Purchase of property
        and equipment                    (9,900,846)       (2,561,148)
      Proceeds from sale of property
        and equipment                       534,631
      Redemption of investments             302,843
      Collection of notes receivable      1,205,884           243,567
      Proceeds from sale of MCC stock             0        25,788,125
                                         ----------        ----------
      Net cash provided by
     investing activities                (7,857,488)       23,470,544
                                         ----------        ----------

    Cash flows from financing
     activities:
      Proceeds from borrowings           48,615,031        31,860,170
      Repayment of borrowings           (49,420,879)      (65,327,164)
      Redemption of common stock                  0            (1,000)
      Retirement of preferred stock         (58,818)          (48,600)
      Net change in patron deposits       2,340,735         8,316,963
                                         ----------        ----------
      Net cash provided by (used in)
        financing activities              1,476,069       (25,199,631)
                                         ----------        ----------
    Net increase (decrease) in cash      (2,643,903)          (19,905)

    Cash, beginning of period             3,214,419           645,379
                                         ----------        ----------
    Cash, end of period                 $   570,516       $   625,474
                                         ==========        ==========

See notes to Condensed Consolidated Financial Statements.

                        SF SERVICES, INC.
                        AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE    1:      FINANCIAL STATEMENTS

                The condensed consolidated balance sheet as of January 31, 1997, the condensed consolidated statements of cash flows for the three months ended January 31, 1997 and 1996, and the condensed consolidated statements of operations for the three months ended January 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 1997 and for all periods presented have been made.

                Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 31, 1996 audited financial statements. The results of operations for the three months ended January 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Results of Operations

SF Services, Inc. is a basic manufacturer of agricultural and pet feeds, a production contractor and distributor of seeds in the rice, cotton, soybean and wheat production areas of the midsouth and a basic wholesaler of a wide variety of farm and ranch supplies, tires, batteries and automotive accessories ("TBA"), chemical, petroleum, fertilizer products, and engages in catfish processing and marketing. These products are sold primarily to 125 local cooperative retail stores serving the individual farmer producer and to other non-cooperative accounts. Weather, federal farm programs, and commodity prices impact the unit demand for the products sold by SF Services, Inc. Primarily the Seed, Fertilizer, Chemical and Feed divisions may be impacted by seasonal changes. Additionally, variations in ingredient prices precipitate changes in the Feed
Division sales volume. The Company's business cycle is highly seasonal and can be advanced or delayed by weather conditions. Results of operations for the three months ended January 31, 1997 and 1996 reflect the seasonality of the Company's business and are not indicative of results expected for a full fiscal year.

Sales increased approximately $4.1 million (4.8%) for the three months ended January 31, 1997 compared to the prior year period. Sales increases were realized in Animal
Health, TBA, and Petroleum, while decreases in sales were realized in Feed, Farm and Ranch, Fertilizer, Chemicals,
Seed, and Catfish Processing. Further analysis of sales is included under the comparative analysis presented below.

Gross profit increased approximately $309,000 (6%) for the three months ended January 31, 1997 compared to the prior year period. Further analysis of gross profit is included under the comparative analysis presented below.

Operating expenses increased approximately $2.25 million (29%) for the three months ended January 31, 1997 compared to the prior year period. Further analysis of operating expenses is included under the comparative analysis presented below.

Net interest expense increased approximately $345,000 (31%) for the three months ended January 31, 1997 compared to the prior year period. This increase was due primarily to higher average borrowing on the Company's seasonal loan caused by higher inventory levels.

On December 31, 1996, the Company purchased the assets of Matthews of Monette, Inc., a wholesale and retail fuel business located in Arkansas, for approximately $9.4 million. This acquisition is expected to add approximately $45 million in annual sales to the Company. The new operation is being operated under the name "Northeast Arkansas Oil Company, LLC" ("NEA Oil"), a newly formed, wholly-owned subsidiary. During the first quarter, NEA Oil had sales of approximately $2.9 million.

Comparative Analysis of the Three Months Ended January 31, 1997
to the Three Months Ended January 31, 1996

Wholesale/Retail Operations:

Feed sales decreased approximately 5%. This decrease was due to lower demand for beef and dairy feed caused by a reduction in livestock numbers in the trade area during 1996, and a mild winter season. Tonnage sold for the three months ended January 31, 1997 was 90,587 tons compared to 105,755 tons sold during the prior year period. Gross margin decreased approximately $95,000 as a result of the lower manufacturing level.

Animal Health sales increased approximately 13%. This increase is a result of aggressive and successful trade shows. Although cattle numbers are down, producers are concentrating on herd health as the beef market begins to return toward profitability. Gross margin as a percent of sales decreased from 10.5% to 9.4%. This decrease was a result of a larger volume of low margin products being sold compared to the prior year period.

Farm & Ranch sales decreased approximately 13%. This decrease was due to cautious purchasing of supplies by cattle producers caused by low cattle prices during the prior six months. Extremely wet weather conditions have also contributed to the sales decrease. Gross margin as a percent of sales increased from 8.55% to 9.07%. This increase was due to better purchase prices at more efficient quantities for shipment.

Fertilizer sales decreased approximately 25%. This decrease was due to the extremely wet weather conditions in the trade area. Total tons sold for the three months ended January 31, 1997 was 92,416 tons compared to 124,031 tons sold during the prior year period. Gross margin as a percent of sales decreased from 6.44% to 5.98%. This decrease was due to competitive situations in the trade area.

Chemical sales decreased approximately 9%. This decrease was caused by a lower volume of herbicide applications due to the wet weather conditions in the trade area. Gross margin as a percent of sales decreased from 19.2% to 15.1% due to competitive pressure in the market.

Seed sales decreased approximately 16% due to the low volume of wheat seed sales caused by wet weather conditions. Gross margin as a percent of sales decreased from 9% to -3% due to an over-supply of wheat seed caused by the reduction in wheat acres planted.

TBA sales increased approximately 3%. This increase was due to successful marketing programs, an increase in rear farm tire sales, and improved market share in lubricant products. Gross margin as a percent of sales remained at approximately the same level as experienced in the prior year period.

Petroleum sales increased approximately 88%. This increase was due to heavy volume of sales to non-member customers and increased propane sales due to more severe weather conditions than experienced in the prior year period. Total gallons sold for the three months ended January 31, 1997 were 25,556,654 gallons compared to 17,739,502 gallons sold during the prior year period. Gross margin as a percent of sales decreased from 3.09% to 1.32%. This decrease was due to the higher volume of sales to non-members, which are of very low margin.

Catfish Processing Operations:

Unit sales in the fish processing and marketing operation decreased approximately 1,022,000 pounds (24%). This decrease was due primarily to fewer sales of processed fish that were purchased from other processors ("outside fish"). The unit average selling price remained at the same level as experienced in the prior year period. Total pounds processed remained at approximately the same level as experienced in the prior year period. Gross profit increased approximately $645,000. This increase was due to lower processing costs and fewer sales of outside fish.

Operating Expenses

Company operating expenses increased approximately $2.25 million (29%) over the prior year period. This increase was due primarily to increased costs associated with the new computer system ($500,000), new fertilizer terminals
($356,000), new retail locations ($485,000), the petroleum transportation operation ($171,000), and the addition of NEA Oil ($283,000).

Liquidity and Capital Resources

Cash provided by operating activities increased to $3.7 million due to the collection of accounts receivable. Cash used in investing activities increased to $7.9 million due to the purchase of property and equipment. Cash provided by financing activities increased to $1.5 million due to an increase in patrons' deposits.

Historically, most of the Company's financing has been with CoBank, ACB ("CoBank"). The Company has an $80 million seasonal line of credit and $29.6 million in term loans with CoBank. In the opinion of management, current financing arrangements provide sufficient liquidity.

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

      Date: March 12, 1997       /s/ Michael P. Sadler
                                 ---------------------
                                     Michael P. Sadler
                                        President


      Date: March 12, 1997       /s/ John A. Gaston
                                 -------------------
                                     John A. Gaston
                                  Senior Vice President
                              (Principal Financial Officer)

                     EXHIBIT INDEX

                Exhibits to Form 10-Q

    Exhibit Number              Exhibit

         27               Financial Data Schedule