Form 10-Q
period 1997-04-30
SF SERVICES INC
filed 1997-06-16
CIK 870387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM  10-Q

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 1997.

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

                            Yes   X             No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 10, 1997:

                Common Stock 125 shares

Part I. Financial Information
        Item 1.  Financial Statements


                             SF SERVICES, INC.
                             AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                April 30, 1997    October 31, 1996
CURRENT ASSETS                    (Unaudited)
        Cash                      $  1,628,574       $  3,214,419
        Accounts and notes
         receivable, net            93,581,134         48,740,388
        Inventory                   90,262,940         84,215,934
        Prepaid expenses
         and other current assets    3,438,447          2,256,148
                                   -----------        -----------
    Total Current Assets           188,911,095        138,426,889
                                   -----------        -----------

INVESTMENTS AND LONG-TERM RECEIVABLES
        Investments in
         other cooperatives         13,076,907         12,974,801
        Notes receivable             3,190,316          3,154,281
        Deferred income taxes        1,145,844          1,145,844
                                    ----------         ----------
        Total Investments and
         Long-Term Receivables      17,413,067         17,274,926
                                    ----------         ----------

PROPERTY AND EQUIPMENT, at cost     69,493,053         57,653,388
  Less accumulated depreciation     23,088,624         21,996,709
                                    ----------         ----------
  Net Property and Equipment        46,404,429         35,656,679
                                    ----------         ----------

OTHER ASSETS                           814,312            763,565

TOTAL ASSETS                      $253,542,903       $192,122,059
                                   ===========        ============
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
        Notes payable             $ 77,322,971       $ 65,582,931
        Current maturities of
         Long-term debt              3,196,716          3,013,819
        Accounts payable            62,628,709         29,094,690
        Patrons deposits            14,537,645         14,175,462
        Accrued expenses and
         other current liabilities  13,516,759          6,591,520
                                   -----------        -----------
        Total Current Liabilities  171,202,800        118,458,422
                                   -----------        -----------

LONG-TERM DEBT,
     LESS CURRENT MATURITIES        33,528,766         22,309,220

OTHER LIABILITIES                      164,996            168,200

MEMBERS' EQUITY                     48,646,341         51,186,217
                                   -----------        -----------
TOTAL LIABILITIES AND
    MEMBERS' EQUITY               $253,542,903       $192,122,059
                                   ===========        ===========

See notes to Condensed Consolidated Financial Statements.

                         SF SERVICES, INC.
                          AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                         Three Months Ended     Three Months Ended
                             April 30, 1997        April 30, 1996

NET SALES                    $ 181,244,529         $ 165,172,572

COST OF GOODS SOLD             167,571,032           155,437,988
                               -----------           -----------
GROSS PROFIT                    13,673,497             9,734,584

OPERATING EXPENSES              10,222,364            11,334,381
                                ----------            ----------
INCOME (LOSS) FROM OPERATIONS    3,451,133            (1,599,797)
                                ----------            ----------
OTHER INCOME (EXPENSES)
   Interest, net                (1,181,253)             (647,744)
   Miscellaneous                   172,784               136,781
                                ----------            ----------
                                (1,008,469)             (510,963)
                                ----------            ----------

SAVINGS BEFORE INCOME TAXES      2,442,664            (2,110,760)

INCOME TAX EXPENSE (BENEFIT)        82,801            (1,807,246)
                                ----------            ----------
NET SAVINGS (LOSS)           $   2,359,863          $   (303,514)
                                ==========            ==========

NET SAVINGS (LOSS) APPLIED TO:
      ALLOCATED EQUITIES
        Cash
        Capital Equity Credits
          (Deficit)-             1,537,334               297,496
RETAINED EARNINGS (DEFICIT)        822,529              (601,010)
                                ----------            ----------
                                 2,359,863              (303,514)
                                ==========            ==========


See notes to Condensed Consolidated Financial Statements.

                         SF SERVICES, INC.
                          AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                           Six Months Ended       Six Months Ended
                             April 30, 1997        April 30, 1996

NET SALES                    $ 270,615,380         $ 250,444,945

COST OF GOODS SOLD             251,532,789           235,610,293
                               -----------           -----------
GROSS PROFIT                    19,082,591            14,834,652

OPERATING EXPENSES              20,182,879            21,540,388
                                ----------            ----------
INCOME (LOSS) FROM OPERATIONS   (1,100,288)           (6,705,736)
                                ----------            ----------
OTHER INCOME (EXPENSES)
   Interest, net                (2,624,301)           (1,745,993)
   Gain on sale of MCC stock             0            13,680,361
   Dividend Income-MCC stock             0                94,010
   Miscellaneous                   354,964               120,099
                                ----------            ----------
                                (2,269,337)           12,148,477
                                ----------            ----------

SAVINGS BEFORE INCOME TAXES     (3,369,625)            5,442,741

INCOME TAX EXPENSE (BENEFIT)      (888,354)            2,632,458
                                ----------            ----------
NET SAVINGS (LOSS)           $  (2,481,271)        $   2,810,383
                                ==========            ==========

NET SAVINGS (LOSS) APPLIED TO:
      ALLOCATED EQUITIES
        Cash
        Capital Equity Credits
          (Deficit)-            (1,350,018)             (773,783)
RETAINED EARNINGS (DEFICIT)     (1,131,253)            3,584,066
                                ----------            ----------
                                (2,481,271)            2,810,283
                                ==========            ==========


See notes to Condensed Consolidated Financial Statements.

                               SF SERVICES, INC.
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                      Six Months         Six Months
                                         Ended              Ended
                                      April 30, 1997    April 30, 1996
Cash flows from
  operating activities:
    Net Margin for the period          $ (2,481,271)      $ 2,810,283
    Items not requiring
     (providing) cash:
        Depreciation and amortization     1,329,209         1,287,654
        Non-cash portion of patronage
          dividends from other co-ops      (102,106)         (504,787)
        Gain on sale of property
          and equipment                    (275,296)          (21,063)
        Gain on sale of MCC stock                 0       (13,680,361)
        Asset valuation adjustment                0         4,781,398
     Changes in operating assets and
      liabilities:
         Accounts and notes receivable  (44,708,634)      (25,204,237)
         Inventory                       (6,047,006)      (21,617,420)
         Prepaid expenses and
           other assets                  (1,401,193)       (2,776,507)
         Accounts payable                33,534,019        32,700,756
         Accrued expenses and
           other liabilities              6,922,035         2,562,689
                                         ----------        ----------
      Net cash (used in)
       operating activities             (13,230,243)      (19,661,595)
                                         ----------        ----------
    Cash flows from investing
     activities:
      Purchase of property
        and equipment                   (12,185,325)       (6,846,100)
      Proceeds from sale of property
        and equipment                       383,662           222,260
      Redemption of investments                   0            54,912
      Proceeds from sale of MCC stock             0        25,788,125
                                         ----------        ----------
      Net cash provided by (used in)
        investing activities            (11,801,663)       19,219,197
                                         ----------        ----------

    Cash flows from financing
     activities:
      Patronage distributions                     0        (3,911,754)
      Proceeds from borrowings          109,565,745        81,639,104
      Repayment of borrowings           (86,423,262)      (77,075,549)
      Redemption of common stock                  0            (1,000)
      Retirement of preferred stock         (58,605)          (49,800)
      Net change in patron deposits         362,183           213,622
                                         ----------        ----------
      Net cash provided by
        financing activities             23,446,061           814,623
                                         ----------        ----------
    Net increase (decrease) in cash      (1,585,845)          372,225

    Cash, beginning of period             3,214,419           645,379
                                         ----------        ----------
    Cash, end of period                 $ 1,628,574       $ 1,017,604
                                         ==========        ==========

See notes to Condensed Consolidated Financial Statements.

                        SF SERVICES, INC.
                        AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE    1:      FINANCIAL STATEMENTS

                The condensed consolidated balance sheet as of April 30, 1997, the condensed consolidated statements of cash flows for the six months ended April 30, 1997 and 1996, and the condensed consolidated statements of operations for the three months and six months ended April 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 1997 and for all periods presented have been made.

                Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 31, 1996 audited financial statements. The results of operations for the six months ended April 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Results of Operations

SF Services, Inc. is a basic manufacturer of agricultural and pet feeds, a production contractor and distributor of seeds in the rice, cotton, soybean and wheat production areas of the midsouth and a basic wholesaler of a wide variety of farm and ranch supplies, tires, batteries and automotive accessories ("TBA"), chemical, petroleum, fertilizer products, and engages in catfish processing and marketing. These products are sold primarily to 125 local cooperative retail stores serving the individual farmer producer and to other non-cooperative accounts. Weather, federal farm programs, and commodity prices impact the unit demand for the products sold by SF Services, Inc. Primarily the Seed, Fertilizer, Chemical and Feed divisions may be impacted by seasonal changes. Additionally, variations in ingredient prices precipitate changes in the Feed
Division sales volume. The Company's business cycle is highly seasonal and can be advanced or delayed by weather conditions. Results of operations for the six months ended April 30, 1997 and 1996 reflect the seasonality of the Company's business and are not indicative of results expected for a full fiscal year.

Sales increased approximately $20.17 million (8%) for the six months ended April 30, 1997 compared to the prior year period. Sales increases were realized in Animal
Health, Chemicals, TBA, and Petroleum, while decreases in sales were realized in Feed, Farm and Ranch, Fertilizer, Seed, and Catfish Processing. Further analysis of sales is included under the comparative analysis presented below.

Gross profit increased approximately $4.2 million (29%) for the six months ended April 30, 1997 compared to the prior year period. Further analysis of gross profit is included under the comparative analysis presented below.

Operating expenses decreased approximately $1.36 million (6%) for the six months ended April 30, 1997 compared to the prior year period. Further analysis of operating expenses is included under the comparative analysis presented below.

Net interest expense increased approximately $878,000 (50%) for the six months ended April 30, 1997 compared to the prior year period. This increase was due primarily to higher investments in fixed assets and higher average borrowing on the Company's seasonal loan caused by the delayed spring planting season due to wet weather conditions throughout the Company's trade area.

On December 31, 1996, the Company purchased the assets of Matthews of Monette, Inc., a wholesale and retail fuel business located in Arkansas, for approximately $9.4 million. This acquisition is expected to add approximately $45 million in annual sales to the Company. The new operation is being operated under the name "Northeast Arkansas Oil Company, LLC" ("NEA Oil"), a newly formed, wholly-owned subsidiary. During the six months ended April 30, 1997, NEA Oil has sales of approximately $14.1 million.

Comparative Analysis of the Six Months Ended April 30, 1997
to the Six Months Ended April 30, 1996

Wholesale/Retail Operations:

Feed sales decreased approximately 9%. This decrease was due to lower demand for beef and dairy feed caused by a reduction in livestock numbers in the trade area during 1996, a mild winter season, and an abundant supply of hay available for feeding. Tonnage sold for the six months ended April 30, 1997 was 179,095 tons compared to 216,829 tons sold during the prior year period. Gross margin decreased approximately $909,000 as a result of the lower manufacturing level.

Animal Health sales increased approximately 15%. This increase was a result of aggressive and successful trade shows. Although cattle numbers are down, producers are concentrating on herd health as the beef market begins to return toward profitability. Gross margin as a percent of sales decreased from 10.7% to 8.6%. This decrease was a result of a larger volume of low margin products being sold compared to the prior year period.

Farm & Ranch sales decreased approximately 9.6%. This decrease was caused by wet weather conditions and a decrease in sales of row crop equipment and supplies. Cotton acres are being replaced with more corn and soybean acres. These crops require less tillage supplies and equipment than cotton. Gross profit as a percent of sales remained at the same level as experienced in the prior year period.

Fertilizer sales decreased approximately $2.8 million (4.8%) due to extremely wet weather conditions in the trade area.
Gross margin as a percent of sales increased from 5.3% to 6.3%. This increase was due in great part to the Memphis and Greenville terminals, which allowed the Company to take advantage of quantity discounts. Total tons sold for the six months ended April 30, 1997 was 371,000 tons compared to 395,000 tons sold during the prior year period.

Chemical sales increased 0.62% due to increased small package and specialty chemical sales. Gross margin as a percent of sales increased from 6.5% to 8.4%. This increase was due to increased sales of specialty products and new product introductions which allowed the Company to increase gross margin.

Seed sales decreased 0.38% due to lower wheat seed sales during the first quarter caused by wet weather conditions. This decrease was substantially offset by increased soybean sales during the second quarter. Gross margin as a percent of sales increased from 5.3% to 7.8% due to the increase in soybean sales.

TBA sales increased approximately 0.5% due to an increase in farm tire sales and improved market share in lubricant products.
Gross margin as a percent of sales remained at approximately the same level as experienced in the prior year period.

Petroleum sales increased approximately 119%. This increase was due to heavy volume of sales to non-member customers.
Total gallons sold for the three months ended April 30, 1997 were 98,909,767 gallons compared to 39,803,267 gallons sold during the prior year period. Gross margin as a percent of sales decreased from 1.77% to 1.48%. This decrease was due to the higher volume of sales to non-members, which are of very low margin.

Catfish Processing Operations:

Unit sales in the fish processing and marketing operation decreased 1.95 million pounds (21%). This decrease was due primarily to fewer sales of processed fish purchased from other processors for resale ("outside fish"). The unit average selling price and total pounds processed remained at approximately the same levels as experienced in the prior year period. Gross profit increased $1.75 million due to lower processing costs, fewer sales of outside fish, and lower prices for live fish purchases due to improved supplies.

Operating Expenses

Company operating expenses decreased approximately $1.36 million (6%) over the prior year period. This decrease was due to an asset valuation adjustment of $4.78 million during the prior year period, which was offset by other changes in operating expenses during the current year period. The primary areas which experienced operating expense increases are listed below.

  * $800,000 in increased costs associated with the new computer system, including $150,000 of increased payroll and related costs, $170,000 of additional lease expense, and $400,000 of additional software costs.

  * $1,150,000 in increased costs associated with the addition of NEA Oil, including $670,000 in additional payroll and related costs, $65,000 in additional maintenance and repair, $86,000 in additional rent, and $138,000 in additional depreciation.

  * $700,000 in increased costs associated with additional fertilizer terminal operations, including $187,000 in additional payroll and related costs, $100,000 in additional depreciation, $126,000 in additional maintenance and repair, $57,000 in additional rent expense, and $55,000 in additional demurrage.

Comparative Analysis of the Three Months Ended April 30, 1997 to the Three Months ended April 30, 1996.

Feed sales decreased approximately 13%. This decrease was due to lower demand for beef and dairy feed caused by a reduction in livestock numbers in the trade area during 1996 and better supply of hay available for feeding.
Tonnage sold for the three months ended April 30, 1997 was 88,508 tons compared to 111,074 tons sold during the prior year period. Gross margin decreased approximately $939,000 as a result of the lower manufacturing level.

Animal Health sales increased approximately 16%. This increase was due to producers concentrating on herd health as the beef market begins to return toward profitability.
Gross margin as a percent of sales decreased from 11.4% to 6.5%.
This decrease was a result of a larger volume of low margin products being sold compared to the prior year period

Farm and Ranch sales decreased approximately 7%. This decrease was due to primarily to lower sales of row crop equipment and supplies. Although sales were lower in the row crop related items, livestock equipment and supply sales began to improve due to stronger cattle prices. Gross margin as a percent of sales decreased from 9.4% to 8.5% due to a higher percentage of direct shipment sales, which carry a lower gross margin.

Fertilizer sales increased approximately $1.6 million (4%) due in part to sales that otherwise would have been made in the first quarter but were not because of unfavorable weather conditions. Gross margin as a percent of sales increased from 4.8% to 6.3% due to better purchasing and improved market conditions. Total tons sold during the three months ended April 30, 1997 were 278,000 tons compared to 271,000 tons sold during the prior year period.

Chemical sales increased approximately 2% due to earlier movement of product to dealers based on marketing programs provided by the basic manufacturer. Gross margin as a percent of sales increased from 4.4% to 7.3% due to increased specialty chemical sales and newly introduced row crop products which allowed the company to realize a better gross margin.

Seed sales increased approximately 3% due to increased soybean seed sales. Gross margin as a percent of sales increased from 5.7% to 9.7% due to the improved margin realized on soybean sales.

TBA sales decreased approximately 1.8% due primarily to wet weather conditions. Gross margin as a percent of sales increased from 16.8% to 19.9% due to improved competitive situations. The wet weather caused a compressed planting season reducing competitive price negotiating.

Petroleum sales increased approximately 141% due primarily to increased sales to non-member customers. Gross margin as a percent of sales remained at approximately the same level as experienced in the prior year period. Total gallons sold for the three months ended April 30, 1997 were 53,971,064 gallons compared to 22,063,765 gallons sold during the prior year period.

Catfish Processing and Marketing

Unit sales in the fish processing and marketing operation decreased 930,000 pounds (18.9%). This decrease was due to fewer sales of processed fish purchased from other processors for resale ("outside fish"). Total pounds processed and the unit average selling price remained at approximately the same level as experienced in the prior year period. Gross profit increased approximately $1.1 million due to reduced processing costs, fewer sales of outside fish, and lower prices paid for live fish caused by improved supplies of fish available for processing.

Operating Expenses

Company operating expenses decreased approximately $1.1 million (12%). This decrease was due to an asset valuation adjustment of $2.3 million during the prior year period, which was offset by operating expense changes during the current year period. The primary areas which experienced operating expense increases are listed below.

  * $300,000 in increased costs associated with the new computer system, including $50,000 in additional payroll and related costs, $150,000 in additional software costs, and $85,000 in additional lease costs.

  * $850,000 in increased costs associated with the addition of NEA Oil, including $560,000 in additional payroll and related costs, $100,000 in additional depreciation, and $65,000 in additional rent.

  * $300,000 in additional costs associated with increased fertilizer terminal operations, including $120,000 in additional payroll and related costs, $100,000 in additional depreciation, and $48,000 in additional rent.

Liquidity and Capital Resources

Cash used by operating activities decreased to $13.2 million compared to $19.7 million in the prior year period.
This decrease in cash used was due to smaller increases in inventory levels during the period, which was offset by increases in accounts receivable caused by the delayed spring season. Cash used in investing activities was $11.8 million due primarily to the purchase of NEA Oil, as well as additional fixed asset purchases at the Memphis and Greenville fertilizer terminals. Cash provided by financing activities increased to $23.4 million due to an increase in term debt used to finance the purchase of NEA Oil and other fixed assets, and an increase in the Company's seasonal loan borrowing which was necessary due to the delayed spring season.

Historically, most of the Company's financing has been with CoBank, ACB ("CoBank"). The Company has an $80 million seasonal line of credit and $29.6 million in term loans with CoBank. The Company has an additional $10 million temporary line of credit with CoBank to provide the company with additional liquidity during the period from June 1, 1997 through June 30, 1997. In the opinion of management, current financing arrangements provide sufficient liquidity.

Part II.        Other Information

     Item 4.   Submission of Matters to a Vote
               of Security Holders

An annual meeting was held on February 21, 1997, at which the following directors were elected to terms expiring in 2000.

                        FOR         AGAINST
                        ---         -------
   W.B. Madden, Jr.      25            0
   W.S. Patrick          25            0
   Thomas H. Gist        25            0
   Travis Burchfield     25            0
   Jerry Connerly        25            0
   John M. Evans         25            0

Other directors of the Company and their term expirations are presented below.

     Director                   Term Expiration
    ----------                  ---------------
   Daniel Viator                     1999
   Gene Bruick                       1999
   Charlie Starks, Jr.               1999
   Joe Wilder                        1999
   Danny Simpson                     1999
   Johnny Wilson                     1998
   Doyle Yarbrough                   1998
   Jim Gipson                        1998
   Steve Henderson                   1998
   John C. Jay                       1998
   Floyd Trammel                     1998
   Mike Sturdivant, Jr.              1998
   Frederick Branch                  1998
   Robert Little                     1998

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

      Date: June 16, 1997       /s/ Michael P. Sadler
                                 ---------------------
                                     Michael P. Sadler
                                        President


      Date: June 16, 1997       /s/ John A. Gaston
                                 -------------------
                                     John A. Gaston
                                  Senior Vice President
                              (Principal Financial Officer)

                     EXHIBIT INDEX

                Exhibits to Form 10-Q

    Exhibit Number              Exhibit

         27               Financial Data Schedule