Form 10-K/A
period 1996-10-31
SF SERVICES INC
filed 1997-08-14
CIK 870387

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C.   20549

                         FORM 10-K/A

                          SF SERVICES, INC.
    (Exact name of registrant as specified in its Charter)

                          AMENDMENT NO. 2

This Form 10-K/A is being filed to amend previously filed MD&A and financial information. Accordingly, Registrant hereby amends Items 7 and 8 of its Annual Report on Form 10-K, and Items 7 and 8, as amended, appear below in their entirety.


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

During 1996, the Company initiated a Company-wide review of accounts receivable at the direction of the new Chief
Executive Officer. As a result of the review and the Company's current marketing emphasis, the Company revised its approach to estimating losses from uncollectible accounts and made additional write-offs and increased the reserve for losses.

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

Operating expenses increased approximately 49.2% over the previous year. This increase was due to the following factors.

* $826,000 of increased expenses due to the addition of two new locations, including $370,000 of additional payroll and related costs, $129,000 of additional rent expenses, $81,000 of additional maintenance costs, $36,000 of additional vehicle costs, and $44,000 in additional depreciation.

* $1.5 million of increases at existing retail locations including $391,000 of additional payroll and related costs, $221,000 of additional rent expenses, $85,000 of additional maintenance costs, and $344,000 of increased bad debt expense.

* $1.1 million of increased expenses associated with the implementation of a new computer system, including $320,000 of additional payroll and related costs for additional analysts, $90,000 of additional rent expense, $70,000 of additional employee training costs, $100,000 of additional telecommunications costs, and $310,000 for a computer maintenance and operating contract with an outside firm.

* $1.1 million associated with new fertilizer terminal operations, including $300,000 of additional payroll and related costs, $284,000 of additional demurrage and storage costs, $20,000 of additional rent expense, $64,000 of additional maintenance costs, and additional utilities of $50,000, and $25,000 of additional insurance expense.

* $487,000 of increased costs due to additional petroleum transportation operations which added six units, including
     $220,000 of payroll and related costs, $80,000 of fuel costs, and $56,000 in rent costs.

* $273,000 of increased costs due to the addition of a new office building, including $98,000 of additional maintenance costs, and $100,000 in additional utilities.

* $5.5 million of increased costs due to asset impairment adjustments as more fully described in Note 19 to the Financial Statements.

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

The Company has recorded a deferred tax asset of $1,980,582 at the 1996 fiscal year end. The deferred tax asset is recognized for the tax effects of differences between the financial statement and tax basis of assets and liabilities related to non-patronage income. The deferred tax asset includes a $693,000 valuation allowance. A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that a deferred tax asset will be realized. In setting the valuation allowance for realization of deferred tax assets, management uses a tax planning strategy that recognizes the benefits of impairment losses deductible in the future based on available refunds of previously paid tax.

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

Trends and Operating Outlook

Management recognizes that operating margins have been low in four areas: Feed and Animal Health, Fertilizer, Retail Operations, and Catfish Processing and Marketing. Management is focusing attention toward reversing the recent trends in these areas.

FEED AND ANIMAL HEALTH. Feed manufacturing personnel are being reduced to bring labor cost per ton in line with acceptable industry standards. Studies are being conducted on utility consumption and demand charges in order to better control energy costs. Transportation efficiencies have been gained through increased use of contractual relationships with independent carriers. The Company expects substantial savings to be generated by the changes in the transportation procedures.

FERTILIZER. Two new fertilizer port facilities are being constructed in order to allow for better storage and distribution and increase margins which were lost when MCC ceased operating as a cooperative. In addition to improving storage and distribution for the Company's membership, the Company will be able to handle and store product for non-member customers, which should add to profitability in the future. Those significant projects have had a negative impact on operating profits during the 1996 fiscal year. Since these projects are not expected to be completed until the second quarter of the 1997 fiscal year, the Company will not be able to realize the full benefit of these projects until the 1998 fiscal year.

RETAIL OPERATIONS. The Company is currently evaluating the operating performance of the retail locations. Up to nine retail locations which have not been meeting performance goals may be closed during the 1997 fiscal year. The cost to close the retail facilities and any impairment is not expected to be significant.

CATFISH PROCESSING AND MARKETING. The Company's catfish processing and marketing segment has had a negative impact on overall profitability since entering this business segment. During the second half of the 1996 fiscal year, the Company closed the Wisner, Louisiana processing plant (a leased facility). This allowed the processing level to be raised at the Eudora, Arkansas plant, which has increased processing efficiency. Although this segment has not yet reached profitability, significant improvements are being made in operating performance.

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

Patronage distributions received for the years ending October
31, 1996, 1995, and 1994 were as follows:

                     1996              1995           1994
Amount Credited
to Cost of Goods
Sold              $1,482,570       $  341,061      $3,090,995

Amount Credited
to Interest
Expense              677,675          707,538         703,607
                  ----------       ----------      ----------
                  $2,160,245       $1,048,599      $3,794,602
                  ==========       ==========      ==========

NOTE  6:  NOTE PAYABLE

                              1996            1995           1994
                          ------------   ------------   ------------
Note payable CoBank       $ 65,582,931   $ 65,432,437   $ 26,538,962
 Interest rate                    7.19%          7.64%          6.92%

Average during
 the period*              $ 57,366,013   $ 48,570,883   $ 31,975,156

Average interest rate
 during the period*              6.87%           7.96%          6.26%

Maximum amount of
 notes payable at
 any month-end
 during the period        $ 71,169,873   $ 65,432,347   $ 46,085,291

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

NOTE 20:  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments in Associated Enterprises

Investments in other cooperative's equities are carried at cost, plus the Cooperative's share of allocated equities, less patronage refunds and cash allocations. There is no market for these investments since the securities are redeemable only by the issuing cooperative at an established contract value. Because of the lack of marketability, the Cooperative believes it is not practicable to estimate the fair value of investments in associated enterprises.

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


NOTE 23:  RESTATEMENT OF 1996 OPERATING EXPENSES

The 1996 operating expenses and net income have been restated for amounts which should not have been included in intercompany accounts. The restatement increased operating expenses and decreased net income by $500.000.

                             SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SF SERVICES, INC.
                     (Registrant)

                     /s/ John A. Gaston
                      --------------------
                    By:  John A. Gaston, Senior Vice President
                         (Principal Financial Officer)

Date:    August 12, 1997