Form 10-Q
period 1997-07-31
SF SERVICES INC
filed 1997-09-15
CIK 870387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM  10-Q

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 1997.

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

                            Yes   X             No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 10, 1997:

                Common Stock 125 shares

Part I. Financial Information
        Item 1.  Financial Statements


                             SF SERVICES, INC.
                             AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                July 31, 1997    October 31, 1996
CURRENT ASSETS                    (Unaudited)
        Cash                      $  1,443,059       $  3,214,419
        Accounts and notes
         receivable, net            82,199,909         48,740,388
        Inventory                   73,496,165         84,215,934
        Prepaid expenses
         and other current assets    3,441,533          2,256,148
                                   -----------        -----------
    Total Current Assets           160,580,666        138,426,889
                                   -----------        -----------

INVESTMENTS AND LONG-TERM RECEIVABLES
        Investments in
         other cooperatives         14,181,135         12,974,801
        Notes receivable             2,845,878          3,154,281
        Deferred income taxes        1,145,844          1,145,844
                                    ----------         ----------
        Total Investments and
         Long-Term Receivables      18,172,857         17,274,926
                                    ----------         ----------

PROPERTY AND EQUIPMENT, at cost     70,543,840         57,653,388
  Less accumulated depreciation     24,376,391         21,996,709
                                    ----------         ----------
  Net Property and Equipment        46,167,449         35,656,679
                                    ----------         ----------

OTHER ASSETS                           808,018            763,565

TOTAL ASSETS                      $225,728,990       $192,122,059
                                   ===========        ============
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
        Notes payable             $ 73,513,688       $ 65,582,931
        Current maturities of
         Long-term debt              3,190,226          3,013,819
        Accounts payable            37,444,532         29,094,690
        Patrons deposits            10,536,872         14,175,462
        Accrued expenses and
         other current liabilities  19,979,013          6,591,520
                                   -----------        -----------
        Total Current Liabilities  144,664,331        118,458,422
                                   -----------        -----------

LONG-TERM DEBT,
     LESS CURRENT MATURITIES        33,374,879         22,309,220

OTHER LIABILITIES                      175,196            168,200

MEMBERS' EQUITY                     47,514,584         51,186,217
                                   -----------        -----------
TOTAL LIABILITIES AND
    MEMBERS' EQUITY               $225,728,990       $192,122,059
                                   ===========        ===========

See notes to Condensed Consolidated Financial Statements.

                         SF SERVICES, INC.
                          AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                         Three Months Ended     Three Months Ended
                             July 31, 1997         July 31, 1996

NET SALES                    $ 225,439,526         $ 208,493,287

COST OF GOODS SOLD             212,764,666           197,575,141
                               -----------           -----------
GROSS PROFIT                    12,674,860            10,918,146

OPERATING EXPENSES              12,666,656            10,424,978
                                ----------            ----------
INCOME (LOSS) FROM OPERATIONS        8,204               493,168
                                ----------            ----------
OTHER INCOME (EXPENSES)
   Interest, net                (1,350,096)           (1,311,875)
   Gain on sale of MCC stock             0             2,936,831
   Miscellaneous                   276,017               362,589
                                ----------            ----------
                                (1,074,079)            1,987,545
                                ----------            ----------

SAVINGS BEFORE INCOME TAXES     (1,065,875)            2,480,713

INCOME TAX EXPENSE (BENEFIT)        66,057               943,292
                                ----------            ----------
NET SAVINGS (LOSS)           $  (1,131,932)         $  1,537,421
                                ==========            ==========

NET SAVINGS (LOSS) APPLIED TO:
      ALLOCATED EQUITIES
        Cash
        Capital Equity Credits
          (Deficit)-              (363,621)             (324,709)
RETAINED EARNINGS (DEFICIT)       (768,311)            1,862,130
                                ----------            ----------
                                (1,131,932)            1,537,421
                                ==========            ==========


See notes to Condensed Consolidated Financial Statements.

                         SF SERVICES, INC.
                          AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                          Nine Months Ended     Nine Months Ended
                             July 31, 1997         July 31, 1996

NET SALES                    $ 496,054,906         $ 458,938,232

COST OF GOODS SOLD             464,297,455           433,185,434
                               -----------           -----------
GROSS PROFIT                    31,757,451            25,752,798

OPERATING EXPENSES              32,849,535            31,965,366
                                ----------            ----------
INCOME (LOSS) FROM OPERATIONS   (1,092,084)           (6,212,568)
                                ----------            ----------
OTHER INCOME (EXPENSES)
   Interest, net                (3,974,397)           (3,057,868)
   Gain on sale of MCC stock             0            16,617,192
   Dividend Income-MCC stock             0                94,010
   Miscellaneous                   630,981               482,688
                                ----------            ----------
                                (3,343,416)           14,136,022
                                ----------            ----------

SAVINGS BEFORE INCOME TAXES     (4,435,500)            7,923,454

INCOME TAX EXPENSE (BENEFIT)      (822,297)            3,575,750
                                ----------            ----------
NET SAVINGS (LOSS)           $  (3,613,203)        $   4,347,704
                                ==========            ==========

NET SAVINGS (LOSS) APPLIED TO:
      ALLOCATED EQUITIES
        Cash
        Capital Equity Credits
          (Deficit)-            (1,713,639)           (1,098,492)
RETAINED EARNINGS (DEFICIT)     (1,899,564)            5,446,196
                                ----------            ----------
                                (3,613,203)            4,347,704
                                ==========            ==========

See notes to Condensed Consolidated Financial Statements.

                               SF SERVICES, INC.
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                     Nine Months        Nine Months
                                         Ended              Ended
                                      July 31, 1997     July 31, 1996
Cash flows from
  operating activities:
    Net Margin for the period          $ (3,613,203)      $ 4,347,704
    Items not requiring
     (providing) cash:
        Depreciation and amortization     2,431,162         1,909,264
        Non-cash portion of patronage
          dividends from other co-ops    (1,206,334)       (1,479,787)
        Gain on sale of property
          and equipment                    (314,413)          (30,175)
        Gain on sale of MCC stock                 0       (16,617,192)
        Asset valuation adjustment                0         4,781,398
     Changes in operating assets and
      liabilities:
         Accounts and notes receivable  (32,982,971)      (24,192,352)
         Inventory                       10,719,769         7,134,560
         Prepaid expenses and
           other assets                  (1,397,985)       (2,240,667)
         Accounts payable                 8,349,842        10,522,633
         Accrued expenses and
           other liabilities             13,394,489         6,820,339
                                         ----------        ----------
      Net cash (used in)
       operating activities              (4,619,644)       (9,044,275)
                                         ----------        ----------
    Cash flows from investing
     activities:
      Purchase of property
        and equipment                   (13,342,604)       (8,209,614)
      Proceeds from sale of property
        and equipment                       715,085           234,390
      Redemption of investments                   0            75,985
      Proceeds from sale of MCC stock             0        31,644,375
                                         ----------        ----------
      Net cash provided by (used in)
        investing activities            (12,627,519)       23,745,136
                                         ----------        ----------

    Cash flows from financing
     activities:
      Patronage distributions                     0        (3,993,404)
      Proceeds from borrowings          155,373,462       141,113,347
      Repayment of borrowings          (136,200,639)     (153,914,012)
      Redemption of common stock                  0            (2,000)
      Retirement of preferred stock         (58,430)          (58,400)
      Net change in patron deposits      (3,638,590)        3,563,737
                                         ----------        ----------
      Net cash provided by (used in)
        financing activities             15,475,803       (13,290,732)
                                         ----------        ----------
    Net increase (decrease) in cash      (1,771,360)        1,410,129

    Cash, beginning of period             3,214,419           645,379
                                         ----------        ----------
    Cash, end of period                 $ 1,443,059       $ 2,055,508
                                         ==========        ==========

See notes to Condensed Consolidated Financial Statements.

                        SF SERVICES, INC.
                        AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE    1:      FINANCIAL STATEMENTS

                The condensed consolidated balance sheet as of July 31, 1997, the condensed consolidated statements of cash flows for the nine months ended July 31, 1997 and 1996, and the condensed consolidated statements of operations for the three months and nine months ended July 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 1997 and for all periods presented have been made.

                Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 31, 1996 audited financial statements. The results of operations for the nine months ended July 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations

Results of Operations

SF Services, Inc. is a basic manufacturer of agricultural and pet feeds, a production contractor and distributor of seeds in the rice, cotton, soybean and wheat production areas of the midsouth and a basic wholesaler of a wide variety of farm and ranch supplies, tires, batteries and automotive accessories ("TBA"), chemical, petroleum, fertilizer products, and engages in catfish processing and marketing. These products are sold primarily to 125 local cooperative retail stores serving the individual farmer producer and to other non-cooperative accounts. Weather, federal farm programs, and commodity prices impact the unit demand for the products sold by SF Services, Inc. Primarily the Seed, Fertilizer, Chemical and Feed divisions may be impacted by seasonal changes. Additionally, variations in ingredient prices precipitate changes in the Feed
Division sales volume. The Company's business cycle is highly seasonal and can be advanced or delayed by weather conditions. Results of operations for the nine months ended July 31, 1997 and 1996 reflect the seasonality of the Company's business and are not indicative of results expected for a full fiscal year.

Sales increased approximately $37.1 million (8%) for the nine months ended July 31, 1997 compared to the prior year period. Sales increases were realized in Animal Health, Seed, and Petroleum, while decreases in sales were realized in Feed, Farm and Ranch, Fertilizer, Chemicals, TBA, and Catfish Processing. Further analysis of sales is included under the comparative analysis presented below.

Gross profit increased approximately $6.0 million (23%) for the nine months ended July 31, 1997 compared to the prior year period. Further analysis of gross profit is included under the comparative analysis presented below.

Operating expenses increased approximately $884,000 (2.8%) for the nine months ended July 31, 1997 compared to the prior year period. Further analysis of operating expenses is included under the comparative analysis presented below.

Net interest expense increased approximately $917,000 (30%) for the nine months ended July 31, 1997 compared to the prior year period. This increase was due primarily to higher investments in fixed assets and higher average borrowing on the Company's seasonal loan caused by the delayed spring planting season due to wet weather conditions throughout the Company's trade area.

On December 31, 1996, the Company purchased the assets of Matthews of Monette, Inc., a wholesale and retail fuel business located in Arkansas, for approximately $9.4 million. This acquisition is expected to add approximately $45 million in annual sales to the Company. The new operation is being operated under the name "Northeast Arkansas Oil Company, LLC" ("NEA Oil"), a newly formed, wholly-owned subsidiary. During the nine months ended July 31, 1997, NEA Oil had sales of approximately $23.5 million.

Comparative Analysis of the Nine Months Ended July 31, 1997
to the Nine Months Ended July 31, 1996

Wholesale/Retail Operations:

Feed sales decreased approximately 8.5% as a result of lower demand for beef and dairy feed caused by a reduction of livestock numbers in the trade area and a mild winter season. Tonnage sold for the nine months ended July 31, 1997 was 297,000 tons compared to 344,000 tons sold during the prior year period. Gross profit decreased $1.8 million as a result of higher per ton manufacturing costs due to the lower manufacturing level.

Animal Health sales increased approximately 14% due to improving cattle market and the producers' focus toward herd health. Gross profit as a percent of sales decreased from 10.7% to 8.2% due to competitive pressure in the market.

Farm and Ranch sales decreased approximately 8.6%. This decrease was the result of a very wet spring season. Cotton acres were replaced with more corn and soybean acres. These crops require less tillage supplies and equipment than cotton. Gross profit as a percent of sales decreased from 9.5% to 9.2% as a result of a higher percentage of direct shipment sales, which carry a lower gross profit.

Fertilizer sales decreased approximately $3.2 million (3%). This decrease in sales dollars was due to a lower per unit sales price compared to the prior year period. Total tons sold during the nine months ended July 31, 1997 increased 59,000 tons (8%) to 782,000 tons. Gross profit as a percent of sales increased from 4.64% to 5.62%. This increase was due to the Company's ability to take advantage of quantity discounts and stable markets in ammonium nitrate and potash products.

Chemical sales decreased approximately 5.25% due to increased sales of generic products, which sell for 20% to 40% lower than proprietary products. Also, producers are growing more transgenic crops, which displace a portion of agricultural chemical sales. Gross profit as a percent of sales increased from 4.9% to 6.25% due to a higher percentage of small package and specialty chemical sales, which carry a higher gross profit.

Seed sales increased approximately 22%. This increase was due to increased sales of Roundup Ready soybeans. Growers of Roundup Ready soybeans are not allowed to save a portion of their crop to replant. This provides the opportunity for increased soybean seed sales. Gross profit as a percent of sales increased from 7.1% to 11.2% due to the increased profitability of transgenic seed products such as Roundup Ready soybeans.

TBA sales decreased approximately 5.5%. This decrease was primarily due to wet weather conditions, which compressed the spring planting season. Gross profit as a percent of sales increased from 15.4% to 16.2%. This increase was due to a higher percentage of sales of passenger and light truck tire sales, which carry a higher gross profit. Also, there were some product lines in short supply in the market, which allowed for higher gross profit.

Petroleum sales increased approximately 70%. This increase was the result of a gain in market share from fuel distributors exiting the business due to the need for expensive upgrades in equipment. Also, there was a very large increase in brokered sales which carry a lower gross profit. Gross profit as a percent of sales decreased from 2.2% to 1.3% as a result of a change in volume pricing discounts from a major supplier and the increase in brokered sales.

Catfish Processing Operations:

Unit sales in the fish processing and marketing operation decreased 2.1 million pounds (16%). This decrease was due primarily to fewer sales of processed fish purchased from other processors for resale ("outside fish"). The unit average selling price and total pounds processed remained at approximately the same levels as experienced during the prior year period. Gross profit increased $1.75 million due to lower processing costs, fewer sales of outside fish, and lower prices paid for live fish due to improved supplies.

Operating Expenses

Company operating expenses increased approximately $884,000
(2.8%) over the prior year period. The prior year period included an asset valuation adjustment of $4.78 million.
The primary areas which experienced operating expense increases are listed below.

  * $1.16 million in increased costs associated with the new computer system, including $247,000 in increased labor and related costs, $217,000 of additional lease expense, and $637,000 of additional software costs.

  * $1.93 million in increased costs associated with the addition of NEA Oil, including $846,000 of additional labor and related costs, $108,000 of additional maintenance and repairs, $101,000 of additional utilities and telephone, and $171,000 of additional depreciation.

  * $1.06 million in increased costs associated with additional fertilizer terminal operations, including
     $297,000 of additional labor and related costs, $235,000 of additional maintenance and repair, $301,000 of additional depreciation, and $143,000 of additional rent and lease costs.

Comparative Analysis of the Three Months Ended July 31, 1997 to the Three Months ended July 31, 1996.

Feed sales decreased approximately 7.7%. This decrease was due to decreased demand for beef and dairy feeds due to an adequate supply of hay available for feeding. Also, the number of dairy operations in the trade area has declined.
Tonnage sold for the three months ended July 31, 1997 was 118,000 tons compared to 128,000 tons sold during the prior year period. Gross profit decreased approximately $1.2 million as a result of higher per ton manufacturing costs due to the lower manufacturing levels.

Animal Health sales increased approximately 13% due to producers concentrating on herd health as the beef market returns to profitability. Gross profit as a percent of sales decreased from 11% to 9% as a result of competitive pressure in the market.

Farm and Ranch sales decreased approximately 10.8%. This decrease was the result of a very wet spring season. Cotton acres were replaced with more corn and soybean acres. These crops require less tillage supplies and equipment than cotton. Gross profit as a percent of sales decreased from 10.6% to 9.9%. This decrease was the result of a higher percentage of direct shipment sales, which carry a lower gross profit.

Fertilizer sales dollars remained at approximately the same level as experienced during the prior year period, while total tons sold increased 48,000 tons (14.5%) to 376,000 tons. Gross profit as a percent of sales increased from 3.1% to 5.46% due to better purchasing in the urea market and stable markets in phosphate, potassium, and ammonium nitrate products.

Chemical sales decreased approximately 11%. This decrease was due to increased sales of generic products, which sell for lower per unit prices. Also, producers are growing more transgenic crops, which displace a portion of agricultural chemical sales. Gross profit as a percent of sales remained at approximately the same level as experienced in the prior year period.

Seed sales increased approximately 123% due to increased Roundup Ready soybean seed sales and other proprietary seed products. Gross profit as a percent of sales increased from 8.8% to 15.9% due to increased profitability of transgenic seed products along with the overall profitability of proprietary seed products.

TBA sales decreased 15.7% due to a reduced availability of farm tire products. Also, reduced promotional efforts contributed to lower sales. Gross profit as a percent of sales increased from 13.3% to 17.1% due to a higher percentage of passenger and light truck tire sales, which carry a higher gross profit. There were some product lines which were in short supply in the market, which allowed for increased gross profit.

Petroleum sales increased 23% due to an increase in market
share.  Also, there were large increases in brokered sales,
which carry a lower gross profit.   Gross profit as a
percent of sales decreased from 2.4% to 1.5% due to a change in volume pricing discounts from a major supplier and the increase in brokered sales.

Catfish Processing and Marketing

Unit sales in the fish processing and marketing operation decreased 167,000 pounds (4%). This decrease was due to fewer sales of processed fish purchased from other processors for resale ("outside fish"). Total pounds processed remained at approximately the same level as experienced in the prior year period. Gross profit increased approximately $1.3 million due to fewer sales of outside fish, and lower prices paid for live fish caused by improved supplies of fish available for processing.

Operating Expenses

Company operating expenses increased approximately $2.2 million
(21.5%). The primary areas which experienced operating expense increases are listed below.

  * $285,000 in increased costs associated with the new computer system, including $69,000 in additional labor and related costs, and $210,000 in additional software costs.

  * $639,000 in increased costs associated with the addition of NEA Oil, including $345,000 in additional labor and related costs, $66,000 in additional depreciation, $42,000 in additional rent and lease, and $83,000 in additional maintenance and repair.

  * $435,000 in additional costs associated with increased fertilizer terminal operations, including $114,000 in additional labor and related costs, $201,000 in additional depreciation, and $109,000 in additional maintenance and repair.

Liquidity and Capital Resources

Cash used by operating activities decreased to $4.6 million compared to $9.0 million during the prior year period.
This decrease in cash used was due to reduced inventory levels and an improved operating margin. Cash used in investing activities was $12.6 million due primarily to the purchase of NEA Oil, as well as additional fixed asset purchases at the Memphis and Greenville fertilizer terminals. Cash provided by financing activities increased to $15.4 million due to increased borrowing on the Company's seasonal loan and an increase in term debt used to finance the purchase of NEA Oil and other fixed assets.

Historically, most of the Company's financing has been with CoBank, ACB ("CoBank"). The Company has an $80 million seasonal line of credit and $29.5 million in term loans with CoBank. The Company has additional temporary lines of credit with CoBank to provide the Company with additional liquidity. These temporary lines of credit are for $10 million for the period from June 1, 1997 through August 31, 1997 and $5 million for the period from September 1, 1997 through November 30, 1997. In the opinion of management, current financing arrangements provide sufficient liquidity.

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

      Date: September 10, 1997       /s/ Michael P. Sadler
                                     ---------------------
                                         Michael P. Sadler
                                            President


      Date: September 10, 1997       /s/ John A. Gaston
                                     -------------------
                                         John A. Gaston
                                     Senior Vice President
                                 (Principal Financial Officer)

                     EXHIBIT INDEX

                Exhibits to Form 10-Q

    Exhibit Number              Exhibit

         27               Financial Data Schedule