Form 10-K
period 1997-10-31
SF SERVICES INC
filed 1998-02-13
CIK 870387

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C.   20549

                         FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended October 31, 1997

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was $124,000 at January 27, 1998.

 The number of shares outstanding of the registrant's common stock, $1,000.00 par value per share, was 124 at January 27, 1998.

                                 FORM 10-K

                                   PART I

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995 ("PSLRA")

Certain forward-looking information contained in this report is being provided in reliance upon the "safe harbor" provisions of the PSLRA as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies and objectives concerning the Company's future financial and operating performance. Such forward-looking information is subject to assumptions and beliefs based on current information known to the Company and factors that could yield actual results differing materially from those anticipated. Such factors include, without limitation, costs of feed ingredients and other products sold by the Company, prices received for products sold by the Company, extreme weather conditions in the Company's trade area, significant economic changes within the agriculture industry, and effects of the Company's restructuring efforts.

ITEM  1: BUSINESS

SF Services, Inc. is a farm supply cooperative which was organized under the laws of the State of Arkansas in 1945.
As of January 27, 1998 it was made up of 124 local member cooperatives in Arkansas, Louisiana, Mississippi, Alabama, Oklahoma, and Texas. The local member cooperatives are owned and controlled by individual farmers. SF Services, Inc. is a basic manufacturer of agricultural and pet feeds, a production contractor and distributor of seeds in the rice, cotton, soybean and wheat production areas of the midsouth and a basic wholesaler of a wide variety of farm supply, tires, batteries and automotive ("TBA"), chemical, petroleum and fertilizer products to its members and other customers.

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

SF Services, Inc. also controls eight subsidiaries which are included in the consolidated financial reports of SF Services, Inc. The eight subsidiaries are Cloverleaf Cooperative; SFA, Inc.; Deep South Farmers Supply, Inc.; Professional Technologies, Inc.; AgGrow Finance, Inc.; Southern Farm Fish Processors, Inc.; SF Technical Services, Inc.; and Northeast Arkansas Oil Company, LLC ("NEA Oil Company"). SFA, Inc. conducts retail farm supply sales and services. AgGrow
Finance, Inc. provides financing to individual farmers of member cooperatives for crop production and equipment purchases. Southern Farm Fish Processors, Inc. operates a catfish processing plant. SF Technical Services, Inc., provides environmental and regulatory compliance services and crop consulting services. The remaining subsidiary, NEA Oil Company, is a wholesale and retail fuel business.

In the first quarter of 1997, the Company purchased substantially all of the assets of Matthews of Monette, Inc., a wholesale and retail fuel business located in Arkansas, for approximately
$9.4 million. This acquisition is expected to add approximately $45 million in annual sales. This business operates under the name "Northeast Arkansas Oil Company, LLC" a newly formed wholly-owned subsidiary. The purchase was financed as follows, $2.25 million in promissory notes issued by the Company, $2.13 million in capital leases and other debt assumed from the seller, and the remainder in borrowings from CoBank.

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

SF Services, Inc. and its subsidiaries employ approximately
1,310 persons.

Division sales, savings (loss) before income taxes and identifiable assets for each of the last three fiscal periods are presented below:


                          Year Ended     Year Ended     Year Ended
                          October 31,    October 31,    October 31,
                             1997           1996           1995
                         ------------  ------------    ------------
SALES BY DIVISION
  Feed and animal health $113,240,365  $122,397,413    $101,249,886
  Fertilizer              119,486,518   129,557,273     120,596,538
  Seed                     37,922,154    33,028,271      27,246,492
  Chemicals               111,763,122   121,382,784     136,743,532
  Farm and ranch           30,069,407    35,919,700      39,067,528
  Petroleum               103,605,683    70,216,528      37,750,042
  Tires, batteries and
    automotive             18,970,375    19,659,706      20,322,532
  Subsidiary's retail
    farm supply sales,
    net of eliminations    14,142,897    21,694,459      10,012,504
  Subsidiary's catfish
    processing and
    wholesale sales, net
    of eliminations        31,752,577    36,624,223      37,831,922
  Subsidiary's technical
    services sales, net
    of eliminations           233,801
  Subsidiary's retail and
    wholesale petroleum
    sales, net of
    eliminations           41,680,545
                         ------------  ------------    ------------
                         $622,867,444  $590,480,357    $530,820,976
                         ============  ============    ============

                               Year Ended   Year Ended   Year Ended
                               October 31,  October 31,  October 31,
                                  1997         1996         1995
                              -----------  ----------   -----------
SAVINGS (LOSS) BEFORE
INCOME TAXES BY
DIVISION*
  Feed and animal health     $ (2,844,090) $(3,489,573) $   797,252
  Fertilizer                   (5,065,882)  16,838,293    5,635,474
  Seed                           (931,389)     (19,325)     (93,310)
  Chemicals                    (1,449,878)    (249,797)     992,824
  Farm and ranch               (1,284,712)    (139,819)     183,850
  Petroleum                      (150,923)     388,710       40,506
  Tires, batteries and
    automotive                   (858,243)      (6,050)     238,917
  Subsidiary's retail
    operations, net of
    eliminations               (5,495,660)  (1,341,332)    (561,194)
  Subsidiary's finance
    operations, net of
    eliminations                  (15,497)      85,817       38,244
  Subsidiary's  catfish
    processing and wholesale
    sales, net of
    eliminations                 (922,584)  (6,316,888)  (2,374,939)
  Subsidiary's retail and
    wholesale petroleum
    operations, net of
    eliminations                 (155,775)
                              -----------  -----------  -----------
                             $(19,174,633) $ 5,750,036  $ 4,897,624
                              ===========  ===========  ===========
*After allocation of general and administrative expenses, interest expense and other income (expense).

                               October 31,   October 31,   October 31,
                                  1997          1996          1995
                              -----------    -----------  -----------
PROPERTY AND EQUIPMENT (NET)
  Feed and animal health      $ 8,865,929    $ 9,426,682  $13,100,196
  Fertilizer                   12,865,116     11,278,166    6,294,171
  Seed                            522,703        476,914      530,319
  Chemicals                     1,993,661      2,047,747    1,930,296
  Farm and ranch                      167            199          628
  Tires, batteries
    and automotive                 83,190         89,402      102,062
  Petroleum                       140,060         95,845       77,914
  Warehouse, transportation
    and general corporate      10,080,580      7,934,825    5,771,259
  Subsidiary's retail
    operations                  1,814,071      1,393,864    1,013,762
  Subsidiary's finance
    operations                          0            360        1,151
  Subsidiary's catfish
    processing wholesale
    sales                       2,795,661      2,912,675    4,654,797
  Subsidiary's retail and
    wholesale petroleum
    operations                  7,600,438
                              -----------    -----------  -----------
                              $46,761,576    $35,656,679  $33,476,555
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

SF Services, Inc. is not dependent upon any one customer for a significant portion of its business. However, because of the cooperative ownership, it is dependent upon its local member cooperatives with whom it did 55% of its business in the fiscal year ending October 31, 1997. SF Services, Inc. is very price conscious because of the competitive environment in its trade area. Competitors include other regional cooperatives such as MFA, Inc., Farmland Industries, and Gold Kist as well as major privately-owned agri-business systems such as Helena Chemical, Terra International, and Conagra.

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

Seed

The Seed Division is responsible for marketing and distributing agricultural seed to SF Services, Inc.'s membership. The division operates three seed processing and cleaning plants located in Blytheville, North Little Rock and Forrest City, Arkansas. Through these plants, the division contracts for the production of both public and proprietary brands of seed which is cleaned, processed and bagged at the plants following harvest.

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

Catfish Processing and Marketing

Catfish processing and marketing is located in Eudora, Arkansas. Live catfish for processing are purchased from local farmer producers located in Arkansas, Mississippi and Louisiana. Approximately 32.7 million pounds of live fish are purchased annually at a conversion rate of about 45.3% yield resulting in approximately 14.9 million pounds of finished product. Sales consist of frozen and fresh ice pack whole and fillet product with about 60% frozen and 40% fresh. Primarily sales are made through brokers to restaurant and grocery concerns.

NEA Oil Company

NEA Oil Company is a wholesale and retail fuel operation which was acquired during the first quarter of 1997. This wholly-owned subsidiary operates approximately 18 convenience stores and sells wholesale fuel to non-member customers, primarily in northeastern Arkansas.

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

During 1997 the Company completed construction on two fertilizer river terminals located in Memphis, Tennessee and Greenville, Mississippi. The Memphis terminal has a storage capacity 60,000 tons and the Greenville terminal has a storage capacity 43,000 tons.

SF Services, Inc. operates six feed processing plants located in North Little Rock, Arkansas (80,000 tons at 89% capacity); Fayetteville, Arkansas (70,000 tons at 32% capacity); Shreveport, Louisiana (70,000 tons at 43% capacity); Macon, Mississippi (110,000 tons at 96% capacity); Lumberton, Mississippi (100,000 tons at 100% capacity) and Greenville, Mississippi (90,000 tons at 84% capacity). The facilities at Fayetteville, Arkansas; Shreveport, Louisiana; Lumberton, Mississippi; and Greenville, Mississippi are concrete mills, and the ones at North Little Rock, Arkansas; and Macon, Mississippi are of steel construction. All mills are in good operating condition and are capable of running 100% of capacity without materially changing or adding additional equipment.

During the year ended October 31, 1997, the Seed Division operated three seed plants located in Blytheville (600,000 bushel capacity), North Little Rock (160,000 bushel capacity) and Forrest City (800,000 bushel capacity), Arkansas. Each plant has up-to-date cleaning equipment with adequate bulk and flat storage. The seed plant at North Little Rock, Arkansas operated on an as needed basis with nominal production for the fiscal year ended October 31, 1997. The production of the Blytheville and Forrest City plants ran at approximately 60% of capacity.

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

A listing of the locations of such properties by state and town follows:

Louisiana              Mississippi                 Arkansas
------------      --------------------------       ----------
Evergreen         Belden        New Albany         Wynne
Eunice            Natchez       Raymond            Stuttgart
Winnsboro         Inverness     Collins            Augusta
Minden            Sumner        Vicksburg          El Dorado
Iowa              Wiggins
Mer Rouge
Moreauville
Farmerville

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

The number of shareholders of record for SF Services, Inc.'s common stock as of January 27, 1998 was 124.

ITEM  6:   SELECTED FINANCIAL DATA

The following is a summary of selected historical financial data of SF Services, Inc. as of and for the years ended October 31, 1997, 1996, 1995, 1994 and 1993. The financial data has been derived from the "Consolidated Financial Statements of SF Services, Inc.," which have been audited by Baird, Kurtz & Dobson, independent certified public accountants.
The financial data should be read in conjunction with the "Consolidated Financial Statements and Footnotes" included elsewhere herein. Particular attention is directed to Footnote "Acquisitions."

          Year Ended  Year Ended  Year Ended  Year Ended  Year Ended
           October 31, October 31, October 31, October 31, October 31,
              1997        1996        1995        1994        1993
           ----------  ----------  ----------  ----------  ----------
                            (Thousand Dollars)

NET SALES    $622,867    $590,480    $530,821    $439,171    $382,545

SAVINGS
 (LOSS)
 BEFORE
 EXTRA-
 ORDINARY
 ITEM        $(17,740)   $  2,072    $  2,703    $  3,954    $  2,263

AT PERIOD END:

TOTAL
 ASSETS      $188,795    $192,122    $199,662    $159,527    $143,777

LONG-TERM
 NOTES
 PAYABLE,
 NET OF
 CURRENT
 MATURITIES  $ 33,031    $ 22,309    $ 19,843    $ 27,805    $ 30,986

TOTAL
 LONG-TERM
 OBLIGATIONS $ 33,200    $ 22,477    $ 20,072    $ 29,437    $ 32,221

ITEM  7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The primary products sold by SF Services, Inc., include processed catfish, farm supply products, animal and fish feeds, agricultural fertilizers, seeds and chemicals, and petroleum products. These products are sold primarily to 124 local cooperative retail stores serving the individual farmer producer, and other non-member customers. Weather, federal farm programs, and commodity prices impact the unit demand for the products sold by SF Services, Inc.
Primarily the seed, fertilizer, chemical and animal feed divisions may be impacted by seasonal changes, as well as variations in ingredient prices which create changes in the dollar volume of sales. SF Services, Inc.'s business cycle is highly seasonal and can be advanced or delayed by wet, dry, hot, or cold weather conditions.

Total 1997 sales increased approximately 5.5% over the previous year. Increased sales were realized in Animal
Health, Seed, and Petroleum, while decreases in sales were realized in Feed, Farm and Ranch, Fertilizer, Chemicals,
TBA, and Catfish Processing. Further analysis of departmental sales is included under the comparative analysis between fiscal years which follows.

Cost of sales were 93.6% of sales in 1997 compared to 94.2% in the previous year. Further analysis of cost of sales by department is included under the comparative analysis between fiscal years which follows.

As a result of the factors described in the two preceding paragraphs, gross profit for the year ended October 31, 1997 increased approximately $5.1 million (15%). Further analysis of gross profit is included under the comparative analysis between fiscal years which follows.

Net savings decreased $19.8 million. This decrease was due primarily to increased operating expenses and increased interest costs. Also, there was $17.9 million gain on sales of stock in the prior year.

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

Subsequent Events

During the first quarter of 1998, the Company sold seven convenience store locations through a sale/leaseback transaction. No gain or loss resulted from this transaction.
Proceeds of $2.68 million were used to pay down term debt with CoBank.

Comparative Analysis of the Fiscal Year Ended October 31, 1997
to the Fiscal Year Ended October 31, 1996

Net sales for the fiscal year ended October 31, 1997 increased approximately 5.5% over the prior year. This increase was attributable to the following factors:

Farm and Ranch sales decreased approximately 16% due primarily to a $3 million decline in sales of steel products and a $2 million decline in sales of agronomy equipment. Gross margin declined to 7.6% of sales compared to 9.1% in the prior year. This decrease was primarily the result of the continuing shift to more direct sales, which carry a lower gross profit percent.

Feed sales decreased approximately 10% due to a 30,000 ton decline in beef feeds and a 20,000 ton decline in dairy feeds. These declines were due to lower livestock numbers in the trade area and a mild winter season. Gross profit decreased $1.3 million due to the decline in sales , unfavorable ingredient prices early in the year which were not passed on the customers, and higher per ton manufacturing costs.

Animal Health sales increased approximately 2% due to improved market conditions and the producers focus on herd health.
Gross profit as a percent of sales decreased from approximately
10% in 1996 to 7% in 1997. This decrease was due to competitive situations in the market.

TBA sales decreased 3.5% due to some loss of market share and the compressed spring season caused by wet weather conditions. Gross profit as a percent of sales decreased from 13.9% in 1996 to 12.5% in 1997. This decrease was due to increased tire adjustment costs and lower commissions from vendors.

Petroleum sales increased approximately 48% due to increased brokered sales to non-member customers. Gross profit as a percent of sales decreased to 1.5% from 2% in the previous year. This decrease in gross profit as a percent of sales was due to the increase in non-member brokered sales, which carry a lower percent gross profit.

Fertilizer sales decreased approximately 8% due to lower per unit sales prices. Total tons sold increased approximately
11,000 tons (1%). Gross profit as a percent of sales decreased to approximately 4% from 5% in the previous year. This decrease was due primarily to the decline in nitrogen fertilizer prices during the year.

Chemical sales decreased 8% due to the use of more transgenic crops, which displace a portion of the agricultural chemical sales. Also, there were increased sales of generic products, which sell at lower per unit prices. Gross profit as a percent of sales increased to approximately 7% from 6% in the previous year due to higher commission income.

Seed sales increased 15% due to increased sales of Roundup Ready soybeans. Gross profit as a percent of sales decreased 0.50% due to the poor wheat crop as a result of unfavorable weather conditions in the trade area.

Processed catfish sales decreased approximately 13% due to fewer sales of processed fish purchases from other processors for resale ("outside fish"). Total units processed remained at approximately the same level as experienced during the prior year period. Gross margin improved approximately $3.6 million due to lower prices paid for live fish and improved processing efficiency.

NEA Oil Company sales were approximately $41.7 million in 1997 compared to zero in the prior year. Gross profit as a percent of sales was approximately 9.6% in 1997.

Operating expenses increased approximately 24% over the previous year. This increase was due to the following factors.

* $1.4 million in increased expenses associated with the full year of operating costs at the Greenville and Memphis fertilizer terminals, including $400,000 of additional payroll and related expenses, $258,000 of additional depreciation, and $387,000 of additional maintenance and repair costs.

* $1 million in increased expenses associated with the new computer system, including $98,000 in additional telecommunication costs, $381,000 in costs for outsource services, $237,000 of additional lease cost, and $157,000 of additional depreciation.

* $719,000 in increased expenses associated with increased operations at the Blytheville and Forrest City seed plants, including $335,000 of additional payroll and related costs, $34,000 of additional maintenance and repairs, and $14,000 of additional utilities, and $63,000 of additional storage costs.

* $672,000 for additional severance pay and related expenses associated with the closing of 10 company owned retail stores and work force reductions in other areas of the Company.

* $877,000 for an asset value adjustment associated with the write-off of a computerized product guide.

* $2.2 million in provision for bad debts, including approximately $870,000 associated with the closing of 10 company owned retail stores.


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

Animal Health sales decreased approximately 4% due to the lower livestock prices, which caused producers to reduce their purchases. The lower livestock prices also caused significant liquidation of cow/calf units in the trade area. Gross margin as a percent of sales decreased to 10.25% from 10.5% in the previous year. This decrease was due to competitive pressure for the fewer livestock units in the market.

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

Fertilizer sales increased approximately 7% due to a gain in market share. Total tons sold increased approximately 104,000 tons (13%). Gross margin as a percent of sales was 5.1% compared to 2.6% in the previous year. This increase was due to more favorable market conditions than were experienced in the previous year. Also, more product was sold through the Company's facilities, which generates a higher margin.

Chemical sales decreased approximately 11% due to changes in cropping patterns in the trade area. More corn acres were planted, replacing cotton acreage, which requires more chemical applications. Gross margin as a percent of sales increased to 6.3% from 5.9% in the previous year. This increase was due to an effort to increase margins to offset the decline in sales volume.

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

* $826,000 of increased expenses due to the addition of two additional retail locations, including $370,000 of additional payroll and related costs, $129,000 of additional rent expenses, $81,000 of additional maintenance costs, $36,000 of additional vehicle costs, and $44,000 in additional depreciation.

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


Liquidity and Capital Resources

Cash provided by operating activities was approximately $5.8 million in 1997 compared to approximately $28.5 million used in the previous year. This increase in cash provided by operating activities is due to the reduction of inventory, primarily fertilizer. Cash used in investing activities was approximately $10.2 million in 1997 compared to approximately $24.5 million provided by investing activities in the prior year. This increase in cash used by investing activities was due to increased investment in fixed assets, and there were $34 million of MCC stock sales in the prior year. Cash provided by financing activities was approximately $6 million in 1997 compared to approximately
$6.6 million in the previous year. This decrease was due to an increase in bank debt offset by a reduction in patrons' deposits.

The allowance for doubtful accounts increased to $3,241,948 from $950,000. Analysis of the current accounts and a review of collection history does not indicate that losses would be expected to exceed the current reserve balance.

Historically, most of SF Services, Inc.'s financing has been with CoBank. CoBank has provided the Company with an $80 million seasonal line of credit , of which approximately $76.5 million was used at October 31, 1997. The Company also has $29.5 million in term loans with CoBank with annual payments of $2.98 million. During 1997, the Company obtained a formal waiver from CoBank with respect to covenant violations concerning capitalized leases, working capital, and capitalization ratios (see Note 7 to the Financial Statements). The Company is currently making plans to improve operations and return to profitability. These plans include closing or selling unprofitable operations, creating joint ventures and distribution alliances with other supply companies, and increasing direct shipment sales, which will reduce warehouse inventory levels. Management believes that as these plans are realized, the current line of credit will provide sufficient liquidity for current and future operating levels.

Year 2000 Issue

During 1997 the Company completed the implementation of a new computer system. The software used by this new system can be upgraded to be year 2000 compliant, therefore, the Company does not expect any material expenses relating to its primary operating software. In addition, the Company is in the process of forming a task force to examine other areas in and outside the Company which may be required to be updated to be year 2000 compliant, or which may otherwise affect the Company.


Reorganization and Operating Outlook

Management recognizes that operating margins have been low across all business segments of the Company and operating costs have been increasing significantly. A new president and CEO was employed by the board of directors in October 1996 and plans for restructuring the Company operations have been developed for implementation beginning in January 1998.

The Company is restructuring the field sales force from one that was product specific to one that covers all products in a geographic area. This reduced number of field sales staff will be supported by a centralized group of technical and product specialists. The total number of sales and technical personnel will be significantly reduced.

Accounting personnel which were assigned to operating divisions have been centralized into a single corporate accounting function. This change was made possible following implementation of the new integrated computer system, and will result in a significant reduction in clerical accounting positions.

Product specific operating divisions have been consolidated into three major areas; livestock production, crop production, and general farm supplies, to more efficiently support the operating business units.

The number of employees in the Technical Services division was reduced by closing unprofitable sites.

Transportation and warehouse functions were consolidated across the Company. One-half of the truck fleet has been sold, maintenance shops are being closed, and the North Little Rock warehouse will cease being used as a major distribution point during March, 1998. The Company has switched to third party contract and brokered hauling at a substantially lower cost. Additionally, three Arkansas chemical warehouses are being consolidated into one location.

While exiting the warehouse and distribution service, the Company is replacing the purchasing and storing of inventory by making alliances with major suppliers of products in Animal Health, Farm and Ranch, TBA, and small package seed and chemical products. The alliances with major suppliers provide for the products to be delivered directly from the supplier's warehouse to our customer. The Company takes the order and invoices the customer, and then places the orders with the supplier. The Company is entering into a joint venture arrangement with a major agricultural chemical distributor to handle all of the agricultural chemical business. The joint venture would provide the Company an ownership interest that would increase the earning potential for this business segment while relieving the Company of carrying inventory and accounts receivable relating to agricultural chemicals.

In January 1998, the company closed ten (10) unprofitable retail stores located in Mississippi, Arkansas, and Louisiana. The stores had a history of losses and were requiring working capital and management attention needed in other areas of the Company. Fourteen (14) retail locations remain following these closings.

The results of these plans will eliminate more than 150 employees, reduce annual operating expenses approximately $15 million, and reduce inventory and accounts receivable by approximately
$44 million.

ITEM  8:   FINANCIAL STATEMENTS


                       SF Services, Inc.

                      Accountants' Report
                    and Financial Statements

                    October 31, 1997 and 1996

                 Independent Accountants' Report




Board of Directors
SF Services, Inc.
North Little Rock, Arkansas

      We have audited the accompanying consolidated balance sheets of SF SERVICES, INC. as of October 31, 1997 and 1996, and the related consolidated statements of operations, changes in members' equity and cash flows for each of the three years in the period ended October 31, 1997 and the financial statement schedule included in Item 14(a)(2). These financial statements and schedule are the responsibility of the Cooperative's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SF SERVICES, INC. as of October 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. Also, In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

      As discussed in Note 19 to the consolidated financial statements, in 1996 the Cooperative adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Baird, Kurtz, & Dobson


Little Rock, Arkansas
January 16, 1998

                          SF SERVICES, INC.

                     CONSOLIDATED BALANCE SHEETS

                      OCTOBER 31, 1997 AND 1996

                                 ASSETS


                                       1997               1996
CURRENT ASSETS
 Cash                             $  4,809,079        $  3,214,419
 Accounts receivable,
  less allowance for
  doubtful accounts;
  1997 - $3,241,948,
  1996 - $950,000                   43,456,434          40,268,809
 Accounts receivable - other         6,299,366           6,287,292
 Income taxes receivable             3,128,485
 Note receivable -
  current portion                    2,707,173           2,184,287
 Inventories                        62,903,882          84,215,934
 Patronage distributions
  receivable                           197,319             168,147
 Deferred income taxes -
  current                                                  834,738
 Other                               1,329,435           1,253,263
                                   -----------         -----------
  Total Current Assets             124,831,173         138,426,889
                                   -----------         -----------

INVESTMENTS AND
 LONG-TERM RECEIVABLES
 Notes receivable                    2,921,728           3,154,281
 Investments in other
  cooperatives                      13,549,277          12,974,801
  Deferred income taxes -
   long term                                             1,145,844
                                   -----------         -----------
                                    16,471,005          17,274,926
                                   -----------         -----------
PROPERTY AND EQUIPMENT, At Cost
 Land and improvements               6,187,878           3,594,565
 Buildings                          26,208,590          19,236,628
 Machinery and equipment            27,109,855          20,438,434
 Automobiles and trucks              1,714,562           1,478,513
 Furniture and fixtures              5,182,286           4,636,169
 Leasehold interests                 2,106,038
 Construction in progress            3,161,855           8,269,079
                                   -----------         -----------
                                    71,671,064          57,653,388
 Less accumulated depreciation      24,909,488          21,996,709
                                   -----------         -----------
                                    46,761,576          35,656,679
                                   -----------         -----------

OTHER ASSETS                           731,662             763,565
                                   -----------         -----------

                                  $188,795,416        $192,122,059
                                   ===========         ===========

                    LIABILITIES AND MEMBERS' EQUITY

                                       1997               1996
CURRENT LIABILITIES
 Note payable                    $ 76,518,530         $ 65,582,931
 Interest payable                   1,315,553              222,015
 Debentures                         1,223,000            1,342,009
 Current maturities of
  long-term debt                    4,801,464            3,013,819
 Accounts payable                  28,130,453           29,094,690
 Patrons' deposits                  4,010,610           14,175,462
 Accrued expenses                   6,236,470            4,287,813
 Income taxes payable                                      739,683
                                  -----------          -----------
  Total Current Liabilities       122,236,080          118,458,422
                                  -----------          -----------

LONG-TERM DEBT                     33,031,344           22,309,220
                                  -----------          -----------

OTHER LIABILITIES                     168,934              168,200
                                  -----------          -----------

MEMBERS' EQUITY
 Capital stock
 Class "A" preferred                2,047,100            2,079,600
 Class "B" convertible preferred      676,400              676,400
 Common stock                         125,000              125,000
 Capital certificates                 102,709              157,399
 Retained earnings (deficit)       (5,674,214)             309,478
 Allocated equities                36,082,063           47,838,340
                                  -----------          -----------
                                   33,359,058           51,186,217
                                  -----------          -----------
                                 $188,795,416         $192,122,059
                                  ===========          ===========

                          SF SERVICES, INC.

                  CONSOLIDATED STATEMENTS OF OPERATIONS

               YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995


                                  1997            1996          1995

NET SALES                     $622,867,444   $590,480,357   $530,820,976

COST OF GOODS SOLD             583,275,706    556,030,450    500,731,715
                               -----------    -----------    -----------
GROSS PROFIT                    39,591,738     34,449,907     30,089,261

OTHER OPERATING REVENUE          1,420,305      1,957,519        542,926
                               -----------    -----------    -----------
GROSS MARGIN AND OTHER
 OPERATING REVENUE              41,012,043     36,407,426     30,632,187

OPERATING EXPENSES              54,655,649     44,958,673     30,131,789


                               -----------    -----------    -----------
INCOME (LOSS) FROM
 OPERATIONS                    (13,643,606)    (8,551,247)       500,398
                               -----------    -----------    -----------
OTHER INCOME (EXPENSE)
 Interest income                 2,147,412      1,592,666      1,526,514
 Interest expense               (8,617,116)    (5,939,801)    (6,396,350)
 Dividend income                                  123,154        530,037
 Miscellaneous                     938,677        662,240        146,070
 Gain on sale of MCC stock                     17,863,024      8,590,955
                               -----------    -----------    -----------
                                (5,531,027)    14,301,283      4,397,226
                               -----------    -----------    -----------

SAVINGS (LOSS) BEFORE
 INCOME TAXES                  (19,174,633)     5,750,036      4,897,624

PROVISION (CREDIT)
 FOR INCOME TAXES               (1,434,664)     3,677,875      2,194,361
                               -----------    -----------    -----------
NET SAVINGS (LOSS)            $(17,739,969)  $  2,072,161   $  2,703,263
                               ===========    ===========    ===========
NET SAVINGS (LOSS)
 APPLIED TO:
  Allocated equities
  Capital equity credits      $(11,756,277)  $              $
  Cash                                                         1,699,111
                               -----------    -----------    -----------
                               (11,756,277)                    1,699,111
  Retained earnings             (5,983,692)     2,072,161      1,004,152
                               -----------    -----------    -----------
                              $(17,739,969)  $  2,072,161   $  2,703,263
                               ===========    ===========    ===========

                          SF SERVICES, INC.

       CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

               YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995


                                        Convertible
                          Preferred      Preferred        Preferred
                            Stock          Stock            Stock
                          Class "A"       Class "B"       Class "D"
                        -----------     -----------     -----------
BALANCE,
 OCTOBER 31, 1994      $  2,189,300    $    676,400    $  1,562,580

ISSUANCE OF STOCK

NET SAVINGS

CAPITAL EQUITY
 CREDITS ISSUED AS
 PATRONAGE
 DISTRIBUTIONS

MERGER WITH DELTA
 PURCHASING
 FEDERATION (AAL)

CAPITAL EQUITY
 CREDITS PAID



RETIREMENT OF
 COMMON STOCK

DIVIDENDS ON
 PREFERRED STOCK

RETIREMENT OF
 PREFERRED STOCK            (49,900)                     (1,562,580)

RETIREMENT OF
 ALLOCATED EQUITIES

CHANGE IN UNREALIZED
 GAIN OR LOSSES
                        -----------     -----------     -----------
BALANCE,
 OCTOBER 31, 1995      $  2,139,400    $    676,400    $        -0-
                        ===========     ===========     ===========

ISSUANCE OF STOCK

NET SAVINGS

RETIREMENT OF
 COMMON STOCK

DIVIDENDS ON
 PREFERRED STOCK

RETIREMENT OF
 PREFERRED STOCK            (59,800)

RETIREMENT OF
 ALLOCATED EQUITIES

OFFSET AGAINST
 ACCOUNTS RECEIVABLE

CHANGE IN UNREALIZED
 GAIN ON SECURITIES
                        -----------     -----------     -----------
BALANCE,
 OCTOBER 31, 1996      $  2,079,600    $    676,400    $        -0-
                        ===========     ===========     ===========
NET SAVINGS(LOSS)

CAPITAL EQUITY
 CREDITS PAID

RETIREMENT OF
 PREFERRED STOCK            (32,500)
                        -----------     -----------     -----------
BALANCE,
 OCTOBER 31, 1997      $  2,047,100    $    676,400    $        -0-
                        ===========     ===========     ===========

                                                          Retained
                           Common        Capital          Earnings
                            Stock      Certificates       (Deficit)
                        -----------     -----------     -----------
BALANCE,
 OCTOBER 31, 1994      $    123,000    $    157,399    $ (2,501,778)

ISSUANCE OF STOCK             7,000

NET SAVINGS                                               2,703,263

CAPITAL EQUITY
 CREDITS ISSUED AS
 PATRONAGE
 DISTRIBUTIONS                                           (1,699,111)

MERGER WITH DELTA
 PURCHASING
 FEDERATION (AAL)

CAPITAL EQUITY
 CREDITS PAID

RETIREMENT OF
 COMMON STOCK                (3,000)

DIVIDENDS ON
 PREFERRED STOCK                                          (134,021)

RETIREMENT OF
 PREFERRED STOCK

RETIREMENT OF
 ALLOCATED EQUITIES

CHANGE IN UNREALIZED
 GAIN OR LOSSES
                        -----------     -----------     -----------
BALANCE,
 OCTOBER 31, 1995      $    127,000    $    157,399    $ (1,631,647)
                        ===========     ===========     ===========
ISSUANCE OF STOCK             2,000

NET SAVINGS                                               2,072,161

RETIREMENT OF
 COMMON STOCK                (4,000)

DIVIDENDS ON
 PREFERRED STOCK                                           (131,036)

RETIREMENT OF
 PREFERRED STOCK

RETIREMENT OF
 ALLOCATED EQUITIES

OFFSET AGAINST
 ACCOUNTS RECEIVABLE

CHANGE IN UNREALIZED
 GAIN ON SECURITIES
                        -----------     -----------     -----------
BALANCE,
 OCTOBER 31, 1996      $    125,000    $    157,399    $    309,478
                        ===========     ===========     ===========
NET SAVINGS(LOSS)                                        (5,983,692)

CAPITAL EQUITY
 CREDITS PAID                               (54,690)

RETIREMENT OF
 PREFERRED STOCK
                        -----------     -----------     -----------
BALANCE,
 OCTOBER 31, 1997      $    125,000    $    102,709    $ (5,674,214)
                        ===========     ===========     ===========

                                        Unrealized
                                         Gain on
                                        Securities
                        Allocated       Reported at
                        Equities        Fair Value         Total
                        -----------     -----------     -----------

BALANCE,
 OCTOBER 31, 1994      $ 45,046,212    $  8,936,166    $ 56,189,279

ISSUANCE OF STOCK                                             7,000

NET SAVINGS                                               2,703,263

CAPITAL EQUITY
 CREDITS ISSUED AS
 PATRONAGE
 DISTRIBUTIONS            1,699,111

MERGER WITH DELTA
 PURCHASING
 FEDERATION (AAL)         4,498,888                       4,498,888

CAPITAL EQUITY
 CREDITS PAID            (1,699,111)                     (1,699,111)

RETIREMENT OF
 COMMON STOCK                                                (3,000)

DIVIDENDS ON
 PREFERRED STOCK                                           (134,021)

RETIREMENT OF
 PREFERRED STOCK          1,110,456                        (502,024)

RETIREMENT OF
 ALLOCATED EQUITIES      (2,300,889)                     (2,300,889)

CHANGE IN UNREALIZED
 GAIN OR LOSSES                           2,119,466       2,119,466
                        -----------     -----------     -----------
BALANCE,
 OCTOBER 31, 1995      $ 48,354,667    $ 11,055,632    $ 60,878,851
                        ===========     ===========     ===========
ISSUANCE OF STOCK                                             2,000

NET SAVINGS                                               2,072,161

RETIREMENT OF
 COMMON STOCK                                                (4,000)

DIVIDENDS ON
 PREFERRED STOCK                                           (131,036)

RETIREMENT OF
 PREFERRED STOCK                                            (59,800)

RETIREMENT OF
 ALLOCATED EQUITIES        (418,836)                       (418,836)

OFFSET AGAINST
 ACCOUNTS RECEIVABLE        (97,491)                        (97,491)

CHANGE IN UNREALIZED
 GAIN ON SECURITIES                     (11,055,632)    (11,055,632)
                        -----------     -----------     -----------
BALANCE,
 OCTOBER 31, 1996      $ 47,838,340    $        -0-    $ 51,186,217
                        ===========     ===========     ===========
NET SAVINGS(LOSS)       (11,756,277)                    (17,739,969)

CAPITAL EQUITY
 CREDITS PAID                                               (54,690)

RETIREMENT OF
 PREFERRED STOCK                                            (32,500)
                        -----------     -----------     -----------
BALANCE,
 OCTOBER 31, 1997      $ 36,082,063    $        -0-    $ 33,359,058
                        ===========     ===========     ===========

                               SF SERVICES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                   YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995



                                  1997            1996          1995

CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net savings (loss)       $ (17,739,969)  $  2,072,161    $  2,703,263
  Items not requiring
   (providing) cash:
   Depreciation and
    amortization               3,571,355      2,239,498       2,951,534
   Non-cash portion of
    patronage dividends
    received from
    cooperatives                (801,549)    (1,614,598)     (1,284,542)
   (Gain) loss on sale
    of fixed assets             (251,413)       (67,348)       (202,182)
   Gain on sale of
    investment                              (17,863,024)     (8,590,955)
   Deferred income taxes       1,980,582     (3,392,985)      1,412,403
   Writedown of fixed assets
    for impairment               877,040      5,497,348

  Changes in operating
   assets and liabilities,
   net of effects from
   acquisition of Delta
   Purchasing Federation
   (AAL) assets:
    Accounts payable             916,188      1,833,597      (2,580,816)
    Accrued expenses           1,948,657      1,548,535         104,653
    Accounts and notes
     receivable from
     customers                (2,459,947)     2,384,932      (7,840,391)
    Income taxes receivable   (3,128,485)

    Inventories               21,972,529    (16,938,041)    (11,918,494)
    Other current assets         409,798        570,208       1,329,734
    Accounts receivable -
     other                      (798,961)    (3,730,846)       (903,365)
    Due from broker                                             131,868
    Patronage distributions
     receivable                  (29,172)        (49,740)        (11,349)
    Income taxes payable        (739,683)        (42,275)        749,636
    Other assets                  31,903        (928,551)        828,656
    Other liabilities                734         (61,206)       (144,804)
                             -----------     -----------     -----------
     Net cash provided by
     (used in) operating
     activities                5,759,607     (28,542,335)    (23,265,151)
                             -----------     -----------     -----------

CASH FLOWS FROM
 INVESTING ACTIVITIES
  Purchase of property
   and equipment             (11,242,951)    (10,449,820)    (13,465,151)
  Proceeds from sale of
   property and equipment        805,955         600,198       2,578,737
  Net cash received in
   the acquisition of
   Delta Purchasing
   Federation (AAL) assets                                       977,428
  Net cash received in
   the acquisition
   of Matthews of
   Monette, Inc. assets           13,055
  Proceeds from investment
   redemption and sale           227,073      34,329,962      18,455,358
                             -----------     -----------     -----------
  Net cash provided by

   (used in) investing
   activities                (10,196,868)     24,480,340       8,546,372
                             -----------     -----------     -----------
CASH FLOWS FROM
 FINANCING ACTIVITIES
  Issuance of common stock  $                $     2,000    $      7,000
  Dividends on
   preferred stock                              (131,036)       (134,021)
  Patronage dividends
   paid and retirement
   of preferred stock            (32,500)        (59,800)     (4,428,170)
  Retirement of capital
   certificates                  (54,690)
  Repurchase of common
   stock                                          (4,000)         (3,000)
  Retirement of
   allocated equities                           (418,836)
  Proceeds from borrowings   183,886,118     191,317,056     197,981,565
  Repayment of borrowings   (167,602,155)   (188,547,986)   (176,528,060)
  Net change in deposits     (10,164,852)      4,473,637      (2,714,022)
                             -----------     -----------     -----------
   Net cash provided by
    financing activities       6,031,921       6,631,035      14,181,292
                             -----------     -----------     -----------
NET INCREASE (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                   1,594,660      2,569,040        (537,487)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR             3,214,419        645,379       1,182,866
                             -----------    -----------     -----------
CASH AND CASH EQUIVALENTS,
 END OF YEAR                $  4,809,079   $  3,214,419    $    645,379
                             ===========    ===========     ===========

NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

Nature of Business

      SF Services, Inc. and subsidiaries sell seed, feed, fertilizer, chemicals, petroleum, lubricants, tires, batteries, accessories, and farm supplies and provide related services to members and patrons of the Cooperative and its subsidiaries. One subsidiary processes and markets catfish purchased from area producers and another subsidiary operates convenience stores and sells petroleum on a wholesale basis.

      The Cooperative and its subsidiaries sell to members, patrons and wholesale entities in Alabama, Arkansas, Louisiana, Kansas, Mississippi, Texas, Oklahoma and Missouri on an unsecured credit basis.



Principles of Consolidation

      The consolidated financial statements include the accounts of the Cooperative and its wholly-owned subsidiaries, AgGrow Finance, Inc., SFA, Inc., SF Technical Services, Inc., Southern Farm Fish Processors, Inc. and Northeast Arkansas Oil Co., LLC. Included with SFA, Inc., are its wholly-owned subsidiaries SFA of Louisiana, Inc., and SFA of Mississippi, Inc., which were formed on April 22, 1995 for retail operations in the respective states. All significant intercompany accounts and transactions have been eliminated in consolidation.

Inventories

      Grains, seed and petroleum inventories are stated at the lower of market or cost, weighted average method. To reduce price risk caused by market fluctuations, the Cooperative follows a policy of hedging a portion of its production requirements and sales commitments using readily marketable exchange traded futures contracts and forward contracts (see
Note 18). The changes in market value of such contracts have a high correlation to the price changes of the hedged commodity. Losses, if any, on unhedged sales commitments are recognized based on current market prices of ingredients. Gains or losses arising from open and closed hedging transactions are included in inventories as a cost of the commodities and reflected in the statements of earnings when the product is sold.

      The remaining inventories are stated at the lower of market or cost, weighted average method.

A summary of inventories follows:

                                       1997            1996

Purchased items held for resale    $ 57,222,122    $ 78,816,793
Manufactured feed and
 feed ingredients                     3,554,592       3,174,337
Processed catfish                     2,127,168       2,224,804
                                    -----------     -----------
                                   $ 62,903,882    $ 84,215,934
                                    ===========     ===========


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


      The Cooperative capitalizes interest costs as a component of construction in progress, based on the weighted average rates paid for long-term borrowings. Total interest incurred (net of patronage refunds) was:


                                    1997        1996        1995

Interest costs capitalized     $   217,329   $   479,943   $
Interest costs charged
 to expense                      8,617,116     5,939,801     6,396,350
                               -----------   -----------   -----------
Total interest incurred        $ 8,834,445   $ 6,419,744   $ 6,396,350
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


NOTE 2:  ACCOUNTS RECEIVABLE

Provision for doubtful accounts:

                                    1997                1996        1995

                               $  3,653,000      $  1,362,000    $   127,397

Accounts receivable - other:

                                     1997               1996

Vendor rebates                  $  5,068,599     $  2,322,396
Other                              1,230,767        1,855,896
Proceeds from new leases                            2,109,000
                                 -----------      -----------
                                $  6,299,366     $  6,287,292
                                 ===========      ===========

NOTE 3:  MARKETABLE SECURITIES

      On August 22, 1994, Mississippi Chemical Corporation
(MCC), formerly a Cooperative, became a public entity and the Cooperative's investment in common stock and allocated equities of MCC were converted to common stock in the new entity. The Cooperative sold its converted common stock during the years ended October 31 as follows:

                                    1996              1995

Shares sold                       1,525,720           875,000
                                ===========       ===========

Proceeds                       $ 34,027,573      $ 17,812,493
                                ===========       ===========

Gain on sale                   $ 17,863,024      $  8,590,955
                                ===========       ===========

The average cost method was used to determine cost basis on these sales.


NOTE 4:  ACCRUED EXPENSES

      Accrued expenses consisted of the following:


                                    1997               1996

Accrued taxes payable,
 other than income taxes       $  1,598,427      $  1,368,468
Accrued leave                     1,507,369         1,365,115
Accrued payroll                   1,996,299           757,222
Miscellaneous accruals            1,134,375           797,008
                                -----------       -----------
                               $  6,236,470      $  4,287,813
                                ===========       ===========

NOTE 5:  INVESTMENTS IN OTHER COOPERATIVES

      The Cooperative invests in other cooperatives with which it does business. Investments in those other cooperatives were as follows:

                                    1997               1996

CoBank                        $  7,890,414      $  7,705,494

Farmland Industries, Inc.        2,933,225         2,491,005
Universal Cooperatives, Inc.     2,030,883         2,023,627
AG Processing                      552,111           491,805
Other                              142,644           262,870
                               -----------       -----------
                              $ 13,549,277      $ 12,974,801
                               ===========       ===========

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


      The amount of allocated equities previously allocated to SF Services, Inc., to be retired during 1997 and 1996 has been included in patronage distributions receivable at October 31, 1997 and 1996.

      Patronage distributions received for the years ending
October 31, 1997, 1996 and 1995 were as follows:

                             1997           1996            1995
Amount credited to
 cost of goods sold      $  1,566,432   $  1,482,570   $    341,061
Amount credited to
 interest expense             740,077        677,675        707,538
                          -----------    -----------    -----------
                         $  2,306,509   $  2,160,245   $  1,048,599
                          ===========    ===========    ===========

NOTE  6:  NOTE PAYABLE


                             1997           1996            1995
Note payable
 CoBank                 $ 76,518,530   $ 65,582,931   $ 65,432,437
                         ===========    ===========    ===========
Average interest
 rate during the
 period*                        7.95%          7.19%          7.64%
                         ===========    ===========    ===========
Average during
  the period            $ 72,016,720   $ 57,366,013   $ 48,570,883
                         ===========    ===========    ===========
Average interest
 rate during the
 period*                        7.06%          6.87%          7.96%
                         ===========    ===========    ===========

Maximum amount of
 notes - payable at
 any month-end
 during the period      $ 83,322,971   $ 71,169,873   $ 65,432,347
                         ===========    ===========    ===========

*Weighted average interest rate is computed by dividing the average monthly face amount of notes payable into the related interest expense.

      The Cooperative had a committed line-of-credit with CoBank totalling $80,000,000 for the years ended October 31, 1997 and 1996. The line-of-credit is secured by substantially all assets of the Cooperative. This line-of-credit bears interest at a fluctuating rate based on the cost of money to CoBank and expires May 1, 1998.

NOTE 7:  LONG-TERM DEBT

                                          1997             1996

Notes payable - CoBank (A)            $ 25,715,500    $ 22,182,750
Notes payable - CoBank (B)                 405,000         495,000
Notes payable - CoBank (C)               3,387,867
Notes payable - Municipal (D)              500,000         500,000
Notes payable - Finance
 Corporation (E)                           100,000         100,000
Notes payable -
 Industrial Revenue Bonds (F)            1,180,000       1,375,000
Notes payable -
 certificates of  indebtedness (G)         210,314         210,414
Notes payable - Farmers Supply (H)         404,805         449,805
Notes payable - Individual (I)           2,250,000
Capital lease obligations (J)            3,405,643
Notes payable - other                      273,679          10,070
                                       -----------     -----------
                                        37,832,808      25,323,039
Less current maturities                  4,801,464       3,013,819
                                       -----------     -----------
                                      $ 33,031,344    $ 22,309,220
                                       ===========     ===========

      Aggregate annual maturities of long-term debt and payments on capital lease obligations at October 31, 1997 are:

                                       Long-term
                                          Debt         Capital Lease
                                    (excl. Leases)      Obligations

     1998                            $  4,462,455    $    549,310
     1999                               3,655,655         578,363
     2000                               3,671,852         600,973
     2001                               3,688,110         593,441
     2002                               3,659,435         416,829
     Thereafter                        15,289,658       2,619,193
                                      -----------     -----------
                                     $ 34,427,165       5,358,109
                                      ===========
Less amount representing interest                       1,952,466
                                                      -----------
Present value of future minimum
 lease payments                                         3,405,643

Less current maturities                                   339,009
                                                      -----------
Noncurrent portion                                   $  3,066,634
                                                      ===========

(A) Due 1997 through 2004, with annual installments of $2,572,500 plus interest at fluctuating rates based on the cost of money to CoBank (average rate of 8.04% at October 31, 1997); secured by substantially all assets of the Cooperative.
     The agreement requires maintenance of $20,000,000 working capital, a maximum ratio of CoBank term debt to the value of Mississippi Chemical Stock owned plus the net book value of assets owned of not more than 60%, a current ratio of 1.2% and requires CoBank approval if distributions to members exceed 50% of patronage based income or the Cooperative retires greater than $60,000 of preferred stock in any fiscal year. A formal waiver of working capital, capitalization, and capital lease borrowings was obtained for 1997, and a formal waiver was obtained during 1996 on working capital and the current ratio. The agreement requires the Cooperative to invest in stock of CoBank in amounts determined by the bank.

(B) Due 1997 through 2002 at $7,500 monthly plus interest at 8.25%; cross-collateralized with (A) above.

(C) Due 1997 through 2004; with annual installments varying from $317,362 to $704,734; interest at 8.50%; cross-
     collateralized with (A) above.

(D)  Due at various times through 2002; interest at 7%;
     maturities of principal are deferred until Southern
     Farm Fish Processors, Inc., obtains various equity and working capital levels; secured by property and equipment.

(E)  Due at various times through 2002; interest at 6%;
     maturities of principal are deferred until Southern
     Farm Processors, Inc., obtains various equity and working capital levels; secured by property and equipment.

(F) Due 1997 through 2002 with annual installments of principal plus interest at rates of 6% to 6.5%; secured by property and equipment.

(G) Due 1997 with annual installments of principal plus interest at interest rates of 8% and 10%; unsecured.

(H) Due in annual installments of $44,980 including interest, uncollateralized.

(I)  Due 2001; interest at 7.5%; secured by property.

(J) Capital leases include leases covering various equipment and buildings for 3 to 12 years expiring from 2000 through 2009.

Property and equipment include the following property under capital leases:

                                                        1997

Land and buildings                                 $  2,056,025
Equipment                                             1,601,745
                                                    -----------
                                                      3,657,770
Less accumulated depreciation                      $    135,482
                                                    -----------
                                                   $  3,522,288
                                                    ===========

NOTE 8:  DEBENTURES

      The outstanding debentures mature in 1998. Interest rates vary from 7% to 12%.

                                  1997                   1996

Debentures                    $  1,223,000         $  1,348,409
Less current maturities          1,223,000            1,342,009
                               -----------          -----------
Included in other liabilities $        -0-         $      6,400
                               -----------          -----------

NOTE 9:  INCOME TAXES

      The provision for income taxes includes these components:

                                  1997            1996            1995

Taxes currently
 payable (receivable)        $ (3,128,485)   $  7,070,860   $    781,958
Deferred income taxes           1,693,821      (3,392,985)     1,412,403
                              -----------     -----------    -----------
                             $ (1,434,664)   $  3,677,875   $  2,194,361

      The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                          1997             1996

Deferred tax assets:
  Allowance for doubtful accounts     $    616,551     $    403,515
  Inventory capitalization                 547,869          372,178
  Accrued expenses not
   deductible until paid                   286,044          295,722
  Writedown of fixed assets              1,991,026        1,971,917
  Other                                     36,504
                                       -----------      -----------
                                         3,477,994        3,043,332
                                       -----------      -----------
Deferred tax liabilities
  Accumulated depreciation                 735,127          370,150
                                       -----------      -----------

Net deferred tax asset (liability)
 before valuation allowance              2,742,867        2,673,182
                                       -----------      -----------
Valuation allowance:
Beginning balance                         (692,600)
(Increase) during the year              (2,050,267)        (692,600)
                                       -----------      -----------
Ending balance                          (2,742,867)        (692,600)
                                       -----------      -----------
Net deferred tax asset                $        -0-     $  1,980,582
                                       ===========      ===========

      The above net deferred tax asset (liability) is presented on the balance sheets as follows:

                                           1997            1996

Deferred tax asset - current          $                $    834,738
Deferred tax asset - long term                            1,145,844
                                       -----------      -----------
                                      $        -0-     $  1,980,582
                                       ===========      ===========

      A reconciliation of income tax expense at the statutory rate to income tax expense at the Cooperative's effective rate is shown below:

                                   1997            1996          1995

Expected provision (34%)     $ (6,539,903)   $  1,955,012   $  1,665,192
Tax effect of net
 savings (loss) applied
 to allocated equities          3,304,594         355,086       (577,698)
Excess of benefits of
 allocated equity over
 taxable income                                                  446,535
State income taxes               (249,622)        675,177        660,332
Change in deferred tax
 asset valuation allowance      2,050,267         692,600
                              -----------     -----------    -----------
                             $ (1,434,664)   $  3,677,875   $  2,194,361
                              ===========     ===========    ===========

      As of October 31, 1997, the Cooperative had approximately
$200,000 of alternative minimum tax credits available to offset future patronage based federal income taxes.

      In setting the valuation allowance for realization of deferred tax assets, management uses a tax planning strategy that recognizes the benefits of impairment losses deductible in the future based on available refunds of previously paid tax.


NOTE 10:  BENEFIT PLANS

      The Cooperative has a combination salary deferral/profit-sharing defined contribution plan. The plan covers substantially all full-time employees aged twenty-one or older with at least one year of service. Participants must contribute a minimum of 2% of their compensation and may contribute up to the maximum permitted by applicable regulations. The Cooperative will match employee contributions up to a maximum of 4% of the participants' compensation. The matching percentage and additional profit-sharing contributions are determined on a discretionary basis by the Board of Directors. Participant interests in discretionary contributions are vested over a five-year period. The Cooperative contributed $484,282, and $683,158 to the plan during the years ended October 31, 1997 and 1996, respectively.

      The Cooperative and its member cooperatives adopted a non-qualified defined contribution plan for managers of the member cooperatives. The amount of annual contribution to the plan for each participant is based on member cooperatives' purchases and the profitability of SF Services, Inc. The participants begin vesting after 14 years of service to the member cooperative and are 100% vested after 19 years. The Cooperative incurred expenses of $241,898 and $120,382 related to this plan for the years ended October 31, 1997 and 1996, respectively.


NOTE 11:  RELATED PARTY TRANSACTIONS

      The Cooperative owned 7% of the outstanding stock of Mississippi Chemical Corporation (MCC) at October 31, 1995 and the President of the Cooperative during that year was a director of MCC. Following are the material transactions with MCC during the year ended October 31, 1995:


                                              1995

Fertilizer purchases                     $ 32,587,243


      MCC paid the Cooperative dividends of $123,154 in 1996 and $530,037 during 1995.


NOTE 12:  LEASES

      Noncancellable operating leases for feed mill buildings and equipment, other machinery and equipment and trucks expire in various years through 2013. These leases generally contain renewal options for periods ranging from one to five years and require the Cooperative to pay all executory costs (property taxes, maintenance and insurance).

      Future minimum lease payments at October 31, 1997, were:

           1998                                  $  4,292,019
           1999                                     3,643,866
           2000                                     2,326,373
           2001                                     1,078,065
           2002                                       523,804
       Later years                                  3,890,692
                                                  -----------
       Future minimum lease payments             $ 15,754,819
                                                  ===========

      Rental expense for all operating leases amounted to the following:

                              1997           1996            1995

                         $  4,437,471    $  4,574,356    $  4,208,848
                          ===========     ===========     ===========

NOTE 13:  ACQUISITION

      On December 31, 1996, the Cooperative acquired, through a newly-formed wholly-owned subsidiary, Northeast Arkansas Oil
Co., LLC, substantially all the assets of Matthews of Monette, Inc., a company which operated convenience stores and sold wholesale petroleum. The acquisition was financed by assuming liabilities of the acquiree. The acquisition has been accounted for as a purchase by recording the assets and liabilities acquired at their estimated fair values at the acquisition date. The operation of the Cooperative includes the operations of the acquiree from the acquisition date. Unaudited pro-forma operations, assuming the purchase was made at the beginning of each year, are as follows:

                          1997             1996           1995

Net Sales           $629,630,927     $634,596,337     $564,693,283
Net Savings(Loss)    (17,845,172)       1,556,926        3,490,354


A summary of the assets acquired is presented below.


Land                                  $    372,508
Buildings and Improvements               4,346,678

Equipment                                1,086,670
Leasehold Interests                      1,901,231
Inventory                                  660,477
Accounts Receivable                      1,018,011
Cash on hand                                13,055
                                       -----------
                                      $  9,398,630
                                       ===========

      On December 1, 1994, the Cooperative acquired all the assets of and assumed all liabilities of Delta Purchasing Federation (AAL) ("DPF") as follows.

Current assets                        $ 14,421,424
Other assets                             3,490,231
                                       -----------
                                        17,911,655
                                       -----------

Current liabilities                     11,814,255
Other liabilities                        1,598,512
                                       -----------
                                        13,412,767
                                       -----------
Equities allocated                    $  4,498,888
                                       ===========

      The total consideration delivered to DPF shareholders was equity interest of $4,998,888, or $500,000 in addition to the net assets received as carried by DPF before the transaction. The acquisition has been accounted for as a purchase by recording the assets and liabilities of DPF at estimated fair value at the acquisition date. The consolidated operations of the Cooperative include the operations of DPF from the acquisition date.


NOTE 14:  CAPITAL STOCK

                                        Liquidation
                   Shares                   and
                 Authorized              Redemption    Issued and
Class of Stock     Shares    Par Value  Preference    Outstanding
--------------   ----------  ---------  -----------   -----------
Class "A"
 preferred (1)     150,000   $       1  $       100        20,471

Class "B"
 convertible
 preferred (2)      15,000              $       100         6,764

Common                 500   $   1,000                        125

(1) Non-voting; non-cumulative dividends not to exceed 8 1/2% of liquidation and redemption preference if earned and when declared by the Board of Directors with preference over any other dividend or distributions declared in any year.

(2) Non-voting; non-cumulative dividends not to exceed 4% of liquidation and redemption preference if earned and when declared by the Board of Directors with preference over any other dividend, except Class A preferred stock, or distributions declared in any year. At the discretion of the Board of Directors, the Class B preferred stock shall become convertible, at the option of the holder, at its liquidation and redemption preference value into capital certificates.

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


NOTE 16:  BUSINESS SEGMENTS

      The Cooperative operates in three industries (1) distribution of seed, feed, fertilizer, chemicals, petroleum, lubricants, tires, batteries, accessories, farm supplies and related services; (2) catfish processing and sales and (3) convenience store operations and wholesale petroleum sales. Sales between segments are not material. Net sales, operating income, identifiable assets, capital expenditures, and depreciation are as follows:

                                                   Convenience
                                                   Stores and
                       Distribution  Catfish       Wholesale
October 31, 1997       Activities    Processing    Petroleum       Total
----------------       ------------  ----------    -----------   -----------
Net sales             $549,434,322  $ 31,752,577  $ 41,680,545  $622,867,444

Operating income
 (loss)               $(13,335,190) $   (561,992) $    253,576  $(13,643,606)

Identifiable assets   $167,357,182  $  8,955,373  $ 12,482,861  $188,795,416

Capital expenditures  $ 10,725,269  $    281,045  $    236,637  $ 11,242,951

Depreciation          $  2,783,054  $    345,953  $    442,348  $  3,571,355


                       Distribution  Catfish
October 31, 1996       Activities    Processing    Total
----------------       ------------  ----------    -----------
Net sales             $553,856,134  $ 36,624,223  $590,480,357

Operating (loss)      $ (2,768,125) $ (5,783,122) $ (8,551,247)

Identifiable assets   $182,953,280  $  9,168,779  $192,122,059

Capital expenditures  $ 10,139,662  $    310,158  $ 10,449,820

Depreciation          $  1,866,517  $    372,981  $  2,239,498

                       Distribution  Catfish
October 31, 1995       Activities    Processing    Total
----------------       ------------  ----------    -----------
Net sales             $492,989,054  $ 37,831,922  $530,820,976

Operating income
 (loss)               $  3,116,147  $ (2,615,749) $    500,398

Identifiable assets   $188,582,330  $ 11,079,559  $199,661,889

Capital expenditures  $ 11,772,778  $  1,692,373  $ 13,465,151

Depreciation          $  2,544,970  $    406,564  $  2,951,534


      For purposes of business segment disclosure, all activities related to other cooperatives are included in distribution activities.

NOTE 17:  ADDITIONAL CASH FLOW INFORMATION

                                  1997           1996           1995

Interest paid (net of
 patronage dividends and
 interest capitalized)       $  8,025,028   $  6,307,994   $  6,629,921

Income taxes paid
 (received)                  $   (131,219)  $  7,431,000   $     32,322


Noncash investing transactions:

                                                                1997
Purchase of Assets of Matthews of Monette, Inc.
  Fair value of assets                                     $  9,385,575
  Liabilities assumed                                        (9,398,630)
                                                            -----------
Cash received                                              $    (13,055)
                                                            ===========
Capital leases entered into                                $  3,657,770

Fixed assets transferred to assets held for sale           $    485,970


                                                               1995
Acquisition of Delta Purchasing Federation (AAL)
  Fair value of assets received                            $ 16,938,948
  Liabilities assumed                                       (13,412,767)
  Equities allocated                                         (4,503,609)
                                                            -----------
Cash received                                              $   (977,428)
                                                            ===========
Accrued interest paid with advance on
 seasonal line of credit                                   $  1,475,000

Class "D" stock redeemed with allocated equities           $  1,109,456

Trade receivable transferred to note receivable            $    200,000


NOTE 18:  COMMITMENTS

Purchase Agreements

      At October 31, 1997, SF Services, Inc. had commitments
(open contracts) to purchase 127,760 tons of feed ingredients for $20,046,637 and to sell 148,444 tons of feed for $33,077,514.

      The Company presells feed from March through October on an annual basis. During this period, the Company attempts to obtain commitments for as much as 100% ingredients for presells. The Company does not overcommit on purchases of ingredients. At
October 31, 1997, the Company had commitments to sell cattle feed of 38,625 tons for $6,131,083 and catfish feed of 109,519 tons for $26,946,431. The Cooperative also had commitments to purchase cattle feed ingredients of 34,025 tons at a cost of $3,255,347 and catfish feed ingredients of 93,735 tons at a cost of $16,791,290.


Loan Guarantees

      The Cooperative has guaranteed $335,000 in loans to CoBank for member cooperatives. The Cooperative has a second mortgage related to these guarantees.


NOTE 19:  IMPAIRMENT OF LONG-LIVED ASSETS

      During 1996, the Cooperative adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Cooperative, as a result of adopting the new standard, recognized expenses of $4,981,000 to reduce the carrying value of the Southern Farm Fish Processors, Inc. plant and the Greenville feed mill, the values of which have been impaired due to continued losses resulting from excessive operating costs. Also, during the fourth quarter of fiscal 1996, the Cooperative recognized expenses of $516,000, to reduce the carrying value of various abandoned properties. During the fourth quarter of fiscal 1997, management recognized $877,000 of expense related to the abandonment of a computerized product guide. The amount of the impairments were estimated based on appraisals performed during the year and expected future cash flows. The amount of recognized expense is included in operating expenses in the consolidated statements of operations.


NOTE 20:  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Investments in Associated Enterprises

      Investments in other cooperative's equities are carried at cost, plus the Cooperative's share of allocated equities, less cash patronage refunds and allocations. There is no market for these investments since the securities are redeemable only by the issuing cooperative at an established contract value. Because of the lack of marketability, the Cooperative believes it is not practicable to estimate the fair value of investments in associated enterprises.

Notes Receivable

      Carrying amount is a reasonable estimate of fair value.

Long-Term Debt

      Fair value is estimated based on the CoBank National
Variable Rate at October 31, 1997.

                                    October 31, 1997

                                Carrying        Fair
                                Amount          Value

CoBank - term                  $ 29,508,367   $ 29,510,000
CoBank - seasonal                76,518,530     76,503,500
Other                             8,324,441      8,304,367
                                -----------    -----------
                               $114,351,338   $114,317,867
                                ===========    ===========

NOTE 21:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS

      Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:


Major Lender

      The Cooperative obtains most of its financing from CoBank.
The Cooperative's line of credit of $80,000,000, which expires
May 1, 1998, has not yet been renewed.


Income Tax Assessment

      During 1996, the Internal Revenue Service (IRS) completed its examination of the Cooperative's federal income tax returns for the years ended October 31, 1991, 1992 and 1993, and has proposed certain adjustments which relate principally to the Cooperative's method of computing patronage allocations during those years. As a result, the IRS has proposed additional taxes of $589,823 for 1991 and $447,961 for 1992, plus interest to date of payment. This issue involves an Industry Coordinated Issue which the cooperative industry, and the Cooperative, are vigorously contesting. The Cooperative has filed its protest with the Appellate Division of the IRS. No accrual has been made for losses, if any, that may result, pending the outcome of the Cooperative's appeal.

Contingent Liabilities

      In the course of business, the Cooperative has become engaged in various litigation matters. In the opinion of management based on the currently known facts, the litigation outstanding will not materially impact future financial position and results of operations; however, circumstances may change which would require reassessment and revisions of the estimates of the risk of future litigation losses.

NOTE 22:  PATRONS' DEPOSITS

      Patrons' deposits are monies on deposit from member cooperatives. The cooperative pays interest on these deposits at CoBank's seasonal rate.


NOTE 23:  MANAGEMENT PLANS


Management's plan to improve operations and return to profitability include: 1)selling or closing unprofitable subsidiary operations (see note 24); 2)creating joint ventures with other farm supply companies; 3)increasing direct shipment sales, thereby reducing inventory handling costs and 4)reducing administrative costs (see note 24 ) including a reduction in workforce.


NOTE 24:  UNUSUAL ITEMS

      The Cooperative decided during the year ended October 31, 1997, to close ten of its retail operations during the year ended October 31, 1998. The Cooperative estimates that it will incur costs of $1,900,000 to close these stores including bad debts and reduced inventory realization. Additionally, management intends to reduce the workforce. Severance pay and related expenses are estimated to be approximately $672,000, associated with this work force reduction. These estimated expenses are included in operating expenses in the 1997 statement of operations and were recorded in the fourth quarter. In addition, during the fourth quarter the Cooperative recorded approximately $1,500,000 of expense to reduce inventories to net realizable value. It is reasonable possible that the actual costs of implementing these plans could exceed the estimates reflected in these financial statements.

NOTE 25:  SUBSEQUENT EVENT

      On November 6, 1997, the Cooperative sold seven convenience store locations through a sale/leaseback transaction. No gain or loss resulted from this transaction.

                           PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table sets forth certain information concerning the current directors of SF Services, Inc.:

        Name         Age    Principal Occupation    Director Since

 Johnny H. Wilson     62           Farming                1974
 Doyle Yarbrough      66           Farming                1976
 Daniel Viator        53   Farming, Agriculture           1987
                          Consultant, Real Estate
                                  Developer
 Robert Little        46        Co-op Manager             1995
 Gene Bruick          67        Co-op Manager             1992
 Jerry Conerly        64         Dairy Farmer             1992
 John M. Evans        55           Farming                1992
 Jim Gipson           62           Farming                1992
 Steven Henderson     41           Farming                1992
 John C. Jay, Jr.     59     Farming, City Mayor          1992
 W. B. Madden, Jr.    65        Co-op Manager             1992
 Thomas H. Gist, Jr.  63           Farming                1994
 W. S. Patrick        57           Farming                1992
 Michael Simon        55           Farming                1992
 Charlie Starks, Jr.  64           Farming                1992
 Joe Wilder           56           Farming                1992
 Frederick Branch     50           Farming                1995
 Mike Sturdivant      46           Farming                1995
 Floyd Trammel        43        Co-op Manager             1996
 Travis Burchfield    30           Farming                1997

All persons have been engaged in the occupation identified in the foregoing table for at least five years.


Executive Officers

The following table sets forth certain information concerning the current executive officers of SF Services, Inc.:

                                  Principal              Office
     Name              Age        Occupation           Held Since

Michael P. Sadler (1)   47          President            10/96
John A. Gaston          59       Vice-President           3/91
Lehi German (2)         45       Vice-President           4/97
Larry M. Fortner        43       Vice-President           1/87
Joe LaCour (3)          54       Vice-President          10/97
Joe May    (4)          47       Vice-President          10/97
Wayne McDaniel (5)      50       Vice-President          10/97
William C. Mosley       44       Vice-President           3/92


(1) Mr. Sadler previously served as vice president for Farmland Industries for seven years.

(2) Mr. German previously served as Director of Petroleum
    Operations and Planning for Farmland Industries for ten years.

(3) Mr. LaCour joined the Company in 1973, serving in various capacities. Most recently Mr. LaCour served as a Marketing
    Specialist for various product lines.

(4) Mr. May joined the Company in 1993 serving as Regional Sales
    Manager.

(5) Mr. McDaniel joined the Company in 1987 serving as Regional
    Sales Manager.

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

                     SUMMARY COMPENSATION TABLE


                                      Annual Compensation
                             -------------------------------------
  (a)            (b)            (c)            (d)          (e)
                                                           Other
  Name                                                     Annual
  and                                                      Compen-
 Principal                                                 sation
 Position        Year         Salary ($)      Bonus ($)       ($)

Michael P.       1997        $419,880         $175,000      $ ---
 Sadler          1996        $ 12,531         $    ---      $ ---
 (CEO)

John             1997        $116,408         $    ---      $ ---
 Gaston          1996        $110,281         $    ---      $ ---
 (Vice-          1995        $106,358         $    ---      $ ---
 President)

Lehi             1997        $111,538          $15,395      $ ---
 German
 (Vice-
 President)



                         Long-Term Compensation
                      ---------------------------------
                              Awards           Payouts
                      ---------------------    --------
    (a)        (b)      (f)         (g)          (h)         (i)

  Name                Restricted  Securities               All Other
  and                    Stock    Underlying    LTIP       Compen-
Principal               Awards    Options/      Payouts    sation
Position       Year       ($)     SARs(#)        ($)          ($)

Michael P.     1997     $ ---     $ ---         $ ---      $ 85,994  (1)
 Sadler        1996     $ ---     $ ---         $ ---      $    ---
 (CEO)

John           1997     $ ---     $ ---         $ ---      $  4,568  (2)
 Gaston        1996     $ ---     $ ---         $ ---      $  4,411
 (Vice-        1995     $ ---     $ ---         $ ---      $  5,070
 President)

Lehi           1997    $ ---    $ ---           $ ---      $126,360  (3)
 German
 (Vice-
 President)

(1)Amount represents contribution to SF Services, Inc.'s 401(k) and deferred compensation plan of $5,012 on behalf of the named individual, 47,260 for relocation expenses, and $33,722 premium paid on a life insurance policy of named individual.

(2)Amount represents contributions to SF Services, Inc's
   401(k) and deferred compensation plan on behalf of named individual.

(3)Amount represents $125,000 for the equity in the employee's home which was purchased by the Company as per the employee's employment agreement, and $1,360 premium paid on a life insurance policy of named individual.


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

The Company has entered into an agreement effective April
7, 1997, with Lehi German to serve as Vice President. In addition to normal compensation, the agreement provides for a guaranteed annual bonus of $30,000 the first year, and $15,000 the second year. The agreement also provides for life insurance payable to the employee's designated beneficiary, and the purchase of the employee's home in Kansas City, Missouri, for $550,000. This agreement continues through March 14, 2000; however, the Company may, under certain circumstances, terminate Mr. German's employment for cause, as defined in the agreement.

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
           Part II, Item 8:

           Independent Accountants' Report

           Financial Statements:

           Consolidated Balance Sheets, October 31, 1997 and 1996

           Consolidated Statements of Operations, Years Ended October 31, 1997, 1996 and 1995

           Consolidated Statements of Changes in Members' Equity,
           Years Ended October 31, 1997, 1996 and 1995

           Consolidated Statements of Cash Flows, Years Ended
           October 31, 1997, 1996 and 1995


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

           3(i)- Amended and Restated Articles of Incorporation, as amended
             (Exhibit 3(a) to Form 10-K for the fiscal year
              ended October 31, 1991 in 33-38051)

    *       3(ii)-  By-Laws

           10(i)  - Employment Contract of Michael P. Sadler
             (Exhibit 10(a) to Form 10-K for the fiscal year ended October 31, 1996 in 33-38051)

    *      10(ii)  - Employment Contract of Lehi German

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

                    Employment contract of Michael P. Sadler
                    Employment contract of Lehi German




(b)   Reports on Form 8-K

      None

                          SF SERVICES, INC.

                            SCHEDULE II

                  VALUATION AND QUALIFYING ACCOUNTS

                           (Thousand Dollars)



               Balance at    Charged to                  Balance at
               beginning     costs and     Deductions-      end of
Description    of period     expenses      describe (a)     period
-----------    ----------    ----------    -----------   ------------

                              OCTOBER 31, 1997

ALLOWANCE
 FOR
 DOUBTFUL
 ACCOUNTS     $      950    $   3,653     $      1,361  $     3,242

DEFERRED TAX
 ASSET
 VALUATION
 ALLOWANCE    $      693    $   2,050     $       -0-   $     2,743


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

Date:        February 11, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ Johnny W. Wilson       Chairman & Director    February 11, 1998
      -------------------
      Johnny W. Wilson

  /s/ Doyle Yarbrough     Vice-Chairman & Director  February 11, 1998
      -------------------
      Doyle Yarbrough

  /s/ John M. Evans       Secretary & Director      February 11, 1998
      -------------------
      John M. Evans

  /s/ Frederick Branch         Director             February 11, 1998
      -------------------
      Frederick Branch

  /s/ Gene Bruick              Director             February 11, 1998
      -------------------
      Gene Bruick

  /s/ Jerry Conerly            Director             February 11, 1998
      -------------------
      Jerry Conerly

  /s/ John A. Gaston     Senior Vice-President      February 11, 1998
      ------------------- (Principal Financial and
      John A. Gaston       Accounting Officer)

  /s/ Jim Gipson               Director             February 11, 1998
      -------------------
      Jim Gipson

  /s/ Thomas H. Gist, Jr.      Director             February 11, 1998
      -------------------
      Thomas H. Gist, Jr.

  /s/ Steven Henderson         Director             February 11, 1998
      -------------------
      Steven Henderson

  /s/ John C. Jay, Jr.         Director             February 11, 1998
      -------------------
      John C. Jay, Jr.

  /s/ Robert Little            Director             February 11, 1998
      -------------------
      Robert Little

  /s/ W. B. Madden, Jr.        Director             February 11, 1998
      -------------------
      W. B. Madden, Jr.

  /s/ W. S. Patrick            Director             February 11, 1998
      -------------------
      W. S. Patrick

  /s/ Travis Burchfield        Director             February 11, 1998
      -------------------
      Travis Burchfield

  /s/ Charlie Starks, Jr.      Director             February 11, 1998
      -------------------
      Charlie Starks, Jr.

  /s/                          Director
      -------------------
      Mike Sturdivant

  /s/ Floyd Trammel            Director             February 11, 1998
      -------------------
      Floyd Trammel

  /s/                          Director
     --------------------
      Daniel Viator

  /s/ Joe Wilder               Director             February 11, 1998
      -------------------
      Joe Wilder

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

Registrant, subsequent to the filing of this Annual Report on Form 10-K, intends to furnish its shareholders with an Annual Report covering the fiscal year ended October 31, 1997. Registrant shall furnish four copies of such Annual Report to the Commission when it is sent to shareholders.

Registrant has not provided and will not provide proxy soliciting material to its shareholders.



EXHIBIT INDEX


The following exhibits indicated by an asterisk are filed herewith. The balance of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference as indicated:

  Number in
 Exhibit Table      Exhibit
--------------      -------
    3(i)            Amended and Restated Articles of
                    Incorporation, as amended (Exhibit 3(a)
                    to Form 10-K for the fiscal year ended
                    October 31, 1991 in 33-38051)

  * 3(ii)            By-Laws

    10(i)           Employment Contract of Michael P. Sadler
                    (Exhibit 10(a) to Form 10-K for the fiscal year ended October 31, 1997 in 33-38051)

  * 10(ii)           Employment Contract of Lehi German


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