Form 10-Q
period 1998-01-31
SF SERVICES INC
filed 1998-03-17
CIK 870387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM  10-Q

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1998.

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

                            Yes   X             No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 10, 1998:

                Common Stock 124 shares

Part I. Financial Information
        Item 1.  Financial Statements


                             SF SERVICES, INC.
                             AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                January 31, 1998    October 31, 1997
CURRENT ASSETS                    (Unaudited)
        Cash                      $    499,065       $  4,809,079
        Accounts and notes
         receivable, net            35,652,137         55,591,458
        Inventory                   76,170,239         62,903,882
        Prepaid expenses
         and other current assets    1,922,419          1,526,754
                                   -----------        -----------
    Total Current Assets           114,243,860        124,831,173
                                   -----------        -----------

INVESTMENTS AND LONG-TERM RECEIVABLES
        Investments in
         other cooperatives         13,710,288         13,549,277
        Notes receivable             2,306,737          2,921,728
                                    ----------         ----------
        Total Investments and
         Long-Term Receivables      16,017,025         16,471,005
                                    ----------         ----------

PROPERTY AND EQUIPMENT, at cost     69,024,281         71,671,064
  Less accumulated depreciation     25,701,236         24,909,488
                                    ----------         ----------
  Net Property and Equipment        43,323,045         46,761,576
                                    ----------         ----------

OTHER ASSETS                         1,015,022            731,662

TOTAL ASSETS                      $174,598,952       $188,795,416
                                   ===========        ============

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
        Notes payable             $ 59,889,430       $ 76,518,530
        Current maturities of
         Long-term debt              4,910,745          4,801,464
        Accounts payable            32,722,885         28,130,453
        Patrons deposits             8,160,829          4,010,610
        Accrued expenses and
         other current liabilities  13,618,029          8,775,023
                                   -----------        -----------
        Total Current Liabilities  119,301,918        122,236,080
                                   -----------        -----------

LONG-TERM DEBT,
     LESS CURRENT MATURITIES        27,119,454         33,031,344

OTHER LIABILITIES                      168,934            168,934

MEMBERS' EQUITY                     28,008,646         33,359,058
                                   -----------        -----------
TOTAL LIABILITIES AND
    MEMBERS' EQUITY               $174,598,952       $188,795,416
                                   ===========        ===========

See notes to Condensed Consolidated Financial Statements.

                         SF SERVICES, INC.
                          AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                         Three Months Ended     Three Months Ended
                           January 31, 1998       January 31, 1997

NET SALES                    $  75,580,852         $  89,370,851

COST OF GOODS SOLD              68,746,464            83,961,757
                               -----------           -----------
GROSS PROFIT                     6,834,388             5,409,094

OPERATING EXPENSES              10,790,839             9,960,515
                                ----------            ----------
INCOME (LOSS) FROM OPERATIONS   (3,956,451)           (4,551,421)
                                ----------            ----------
OTHER INCOME (EXPENSES)
   Interest, net                (1,659,885)           (1,443,048)
   Miscellaneous                   326,923               182,180
                                ----------            ----------
                                (1,332,962)           (1,260,868)
                                ----------            ----------

SAVINGS BEFORE INCOME TAXES     (5,289,413)           (5,812,289)

INCOME TAX EXPENSE (BENEFIT)             0              (971,155)
                                ----------            ----------
NET SAVINGS (LOSS)           $  (5,289,413)        $  (4,841,134)
                                ==========            ==========

NET SAVINGS (LOSS) APPLIED TO:
      ALLOCATED EQUITIES
        Cash
        Capital Equity Credits
          (Deficit)-            (2,679,435)           (2,887,352)
RETAINED EARNINGS (DEFICIT)     (2,609,978)           (1,953,782)
                                ----------            ----------
                                (5,289,413)           (4,841,134)
                                ==========            ==========

See notes to Condensed Consolidated Financial Statements.

                               SF SERVICES, INC.
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                     Three Months       Three Months
                                         Ended              Ended
                                    January 31, 1998   January 31, 1997
Cash flows from
  operating activities:
    Net Margin for the period          $ (5,289,413)     $ (4,841,134)
    Items not requiring
     (providing) cash:
        Depreciation and amortization     1,190,857           815,963
        Non-cash portion of patronage
          dividends from other co-ops      (161,011)                0
        Gain on sale of property
          and equipment                    (275,296)         (126,631)
     Changes in operating assets and
      liabilities:
         Accounts and notes receivable   17,793,073        26,957,504
         Inventory                      (13,266,357)      (21,087,366)
         Prepaid expenses and
           other assets                    (679,025)       (1,635,414)
         Accounts payable                 4,592,432        (2,452,647)
         Accrued expenses and
           other liabilities              4,843,007         6,107,241
                                         ----------        ----------
      Net cash provided by
       operating activities               8,748,267         3,737,516
                                         ----------        ----------
    Cash flows from investing
     activities:
      Purchase of property
        and equipment                      (619,472)       (9,900,846)
      Proceeds from sale of property
        and equipment                     3,142,442           534,631
      Redemption of investments                   0           302,843
      Collection of notes receivable      2,761,239         1,205,884
                                         ----------        ----------
      Net cash provided by (used in)
     investing activities                 5,284,209        (7,857,488)
                                         ----------        ----------

    Cash flows from financing
     activities:
      Proceeds from borrowings           19,444,000        48,615,031
      Repayment of borrowings           (41,875,709)      (49,420,879)
      Redemption of common stock             (1,000)                0
      Retirement of preferred stock         (60,000)          (58,818)
      Net change in patron deposits       4,150,219         2,340,735
                                         ----------        ----------
      Net cash provided by (used in)
        financing activities            (18,342,490)        1,476,069
                                         ----------        ----------
    Net increase (decrease) in cash      (4,310,014)       (2,643,903)

    Cash, beginning of period             4,809,079         3,214,419
                                         ----------        ----------
    Cash, end of period                 $   499,065       $   570,516
                                         ==========        ==========

See notes to Condensed Consolidated Financial Statements.

                        SF SERVICES, INC.
                        AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE    1:      FINANCIAL STATEMENTS

                The condensed consolidated balance sheet as of January 31, 1998, the condensed consolidated statements of cash flows for the three months ended January 31, 1998 and 1997, and the condensed consolidated statements of operations for the three months ended January 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 1998 and for all periods presented have been made.

                Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 31, 1997 audited financial statements. The results of operations for the three months ended January 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

Results of Operations

SF Services, Inc. is a basic manufacturer of agricultural and pet feeds, a production contractor and distributor of seeds in the rice, cotton, soybean and wheat production areas of the midsouth and a basic wholesaler of a wide variety of farm and ranch supplies, tires, batteries and automotive accessories ("TBA"), chemical, petroleum, fertilizer products, and engages in catfish processing and marketing. These products are sold primarily to 124 local cooperative retail stores serving the individual farmer producer and to other non-cooperative accounts. Weather, federal farm programs, and commodity prices impact the unit demand for the products sold by SF Services, Inc. Primarily the Seed, Fertilizer, Chemical and Feed divisions may be impacted by seasonal changes. Additionally, variations in ingredient prices precipitate changes in the Feed
Division sales volume. The Company's business cycle is highly seasonal and can be advanced or delayed by weather conditions. Results of operations for the three months ended January 31, 1998 and 1997 reflect the seasonality of the Company's business and are not indicative of results expected for a full fiscal year.

Sales decreased approximately $13.8 million (15%) for the three months ended January 31, 1998 compared to the prior year period. Further analysis of sales is included under the comparative analysis presented below.

Gross profit increased approximately $1.4 million (26%) for the three months ended January 31, 1998 compared to the prior year period. Further analysis of gross profit is included under the comparative analysis presented below.

Operating expenses increased approximately $830,000 (8%) for the three months ended January 31, 1998 compared to the prior year period. Further analysis of operating expenses is included under the comparative analysis presented below.


Comparative Analysis of the Three Months Ended January 31, 1998
to the Three Months Ended January 31, 1997

Wholesale/Retail Operations:

Feed sales decreased approximately $3.3 million. This decrease due to lower feed prices and lower tonnage sales of dairy and beef feeds. Gross profit increased approximately
$492,000 due to reduced manufacturing costs.

Animal Health sales decreased approximately $1.05 million. This decrease was a result of lower herd numbers in the trade area and improved herd health due to the mild winter weather conditions. Gross profit as a percent of sales remained at approximately the same level as experienced during the prior year period.

Farm & Ranch sales decreased approximately $2.65 million primarily due to exiting certain lawn & garden and agronomy equipment product lines. Gross profit as a percent of sales remained at approximately the same level as experienced during the prior year period.

Fertilizer sales decreased approximately $1.87 million due to the lower market price of nitrogen products. Total tons sold increased approximately 23% over the prior year period. Gross profit as a percent of sales remained at approximately the same level as experienced during the prior year period.

Chemical sales decreased approximately $4.67 million due to lower sales of propanil products and changes in sales programs from suppliers. Gross profit remained at approximately the same level as experienced during the prior year period.

Seed sales decreased approximately $1.2 million due to a delay in sales caused by reduced availability of certain seed products throughout the industry. Gross profit increased
$439,000 reflecting improved margins on wheat seed sales.

TBA sales decreased approximately $1.1 million due to a loss of market share, and lower battery and antifreeze sales caused by the mild winter weather. Gross profit decreased
$164,000 due an increase in direct shipments which carry a lower gross profit margin.

Petroleum sales decreased approximately $8.7 million.due to exiting the brokered sales programs and lower energy prices.
Gross profit as a percent of sales remained at approximately the same level as experienced during the prior year period.


Catfish Processing Operations:


Unit sales in the fish processing and marketing operation increased approximately 104,000 pounds. The unit average selling price remained at approximately the same level as experienced during the prior year period. Gross profit increased approximately $384,000 due primarily to lower prices paid for live fish and reduced processing costs.

Retail and Wholesale Fuel Subsidiary Operations:

The retail and wholesale fuel subsidiary was only in operation during one month of the prior year quarter, therefore no analysis of changes in operations can be made. Sales for this operation increased approximately $8.7 million, and gross profit increased approximately $970,000.

Operating Expenses

Company operating expenses increased approximately
$830,324 over the prior year period. This increase was due to the addition of the retail and wholesale fuel subsidiary, which operated only one month during the prior year period. Operating expenses related to this subsidiary were approximately $1.29 million for the three months ended January 31, 1998, and approximately $280,000 for the prior year period. After eliminating these differences, operating expenses for the Company remained at approximately the same level as experienced during the prior year period.

Liquidity and Capital Resources

Cash provided by operating activities increased to $8.7 million due primarily to lower inventory levels. Cash provided by investing activities increased to $5.3 million due primarily to the collection of notes receivable and the sale of fixed assets. Cash used in financing activities increased to $18.3 million due to the repayment of debt.

Historically, most of the Company's financing has been with CoBank, ACB ("CoBank"). The Company has an $80 million seasonal line of credit and $24.2 million in term loans with CoBank. During the first quarter of 1998, the Company obtained a formal waiver from CoBank with respect to covenant violations concerning working capital. The Company is currently implementing plans to improve operations and return to profitability. These plans include closing or selling unprofitable operations, creating joint ventures and distribution alliances with other supply companies, and increasing direct shipment sales, which will reduce warehouse inventory levels. Management believes that as these plans are realized, the current line of credit will provide sufficient liquidity for current and future operating levels.

During the first quarter of 1998, the Company sold seven convenience store locations through a sale/leaseback transaction. No material gain or loss resulted from this transaction. Proceeds of $2.68 million were used to pay down term debt with CoBank.

Part II.        Other Information

     Item 5.    Other Information

During the first quarter of 1998, the Company signed a Letter of Intent with Wilfarm, LLC ("Wilfarm") in connection with a proposed transaction whereby Wilfarm will acquire the Company's chemical distribution business and related assets, and will operate that business subject to a continuing royalty interest on the part of the Company. The purchase price shall be an amount equal to the cost basis of the chemical inventory in existence as of the closing date, less the amount of trade payables related to the inventory, which will be assumed by Wilfarm, and the amount of all related chemical prepayments in existence as of the closing date, the obligations under which will be assumed by Wilfarm. Details of this transaction will be reported in a Current Report on Form 8-K if the transaction is consummated.

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

      Date: March 16, 1998       /s/ Michael P. Sadler
                                 ---------------------
                                     Michael P. Sadler
                                        President


      Date: March 16, 1998       /s/ John A. Gaston
                                 -------------------
                                     John A. Gaston
                                  Senior Vice President
                              (Principal Financial Officer)

                     EXHIBIT INDEX

                Exhibits to Form 10-Q

    Exhibit Number              Exhibit

         27               Financial Data Schedule