Form 10-Q
period 1998-04-30
SF SERVICES INC
filed 1998-06-15
CIK 870387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM  10-Q

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 1998.

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

                            Yes   X             No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 9, 1998:

                Common Stock 119 shares

Part I. Financial Information
        Item 1.  Financial Statements


                             SF SERVICES, INC.
                             AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                April 30, 1998    October 31, 1997
CURRENT ASSETS                    (Unaudited)
        Cash                      $  1,281,204       $  4,809,079
        Accounts and notes
         receivable, net            90,748,390         55,591,458
        Inventory                   48,752,912         62,903,882
        Prepaid expenses
         and other current assets    2,204,597          1,526,754
                                   -----------        -----------
    Total Current Assets           142,987,103        124,831,173
                                   -----------        -----------

INVESTMENTS AND LONG-TERM RECEIVABLES
        Investments in
         other cooperatives         14,170,201         13,549,277
        Notes receivable             5,698,024          2,921,728
                                    ----------         ----------
        Total Investments and
         Long-Term Receivables      19,868,225         16,471,005
                                    ----------         ----------

PROPERTY AND EQUIPMENT, at cost     67,101,461         71,671,064
  Less accumulated depreciation     26,249,531         24,909,488
                                    ----------         ----------
  Net Property and Equipment        40,851,930         46,761,576
                                    ----------         ----------

OTHER ASSETS                           703,583            731,662

TOTAL ASSETS                      $204,410,841       $188,795,416
                                   ===========        ============

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
        Notes payable             $ 78,019,799       $ 76,518,530
        Current maturities of
         Long-term debt              4,644,223          4,801,464
        Accounts payable            48,567,738         28,130,453
        Patrons deposits             4,843,233          4,010,610
        Accrued expenses and
         other current liabilities  12,375,776          8,775,023
                                   -----------        -----------
        Total Current Liabilities  148,450,769        122,236,080
                                   -----------        -----------

LONG-TERM DEBT,
     LESS CURRENT MATURITIES        26,790,807         33,031,344

OTHER LIABILITIES                      168,934            168,934

MEMBERS' EQUITY                     29,000,331         33,359,058
                                   -----------        -----------
TOTAL LIABILITIES AND
    MEMBERS' EQUITY               $204,410,841       $188,795,416
                                   ===========        ===========

See notes to Condensed Consolidated Financial Statements.

                         SF SERVICES, INC.
                          AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                         Three Months Ended     Three Months Ended
                            April 30, 1998         April 30, 1997

NET SALES                    $ 141,332,183         $ 181,244,529

COST OF GOODS SOLD             130,256,831           167,571,032
                               -----------           -----------
GROSS PROFIT                    11,075,352            13,673,497

OPERATING EXPENSES               9,962,234            10,222,364
                                ----------            ----------
INCOME (LOSS) FROM OPERATIONS    1,113,118            3,451,133
                                ----------            ----------
OTHER INCOME (EXPENSES)
   Interest, net                (1,364,160)           (1,181,253)
   Miscellaneous                 1,243,729               172,784
                                ----------            ----------
                                  (120,431)           (1,008,469)
                                ----------            ----------

SAVINGS BEFORE INCOME TAXES        992,687             2,442,664

INCOME TAX EXPENSE (BENEFIT)             0                82,801
                                ----------            ----------
NET SAVINGS (LOSS)           $     992,687         $   2,359,863
                                ==========            ==========

NET SAVINGS (LOSS) APPLIED TO:
      ALLOCATED EQUITIES
        Cash
        Capital Equity Credits
          (Deficit)-               817,008             1,537,334
RETAINED EARNINGS (DEFICIT)        175,679               822,529
                                ----------            ----------
                                   992,687             2,359,863
                                ==========            ==========

See notes to Condensed Consolidated Financial Statements.

                         SF SERVICES, INC.
                          AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                           Six Months Ended       Six Months Ended
                            April 30, 1998        April 30, 1997

NET SALES                    $ 216,913,035         $ 270,615,380

COST OF GOODS SOLD             199,003,295           251,532,789
                               -----------           -----------
GROSS PROFIT                    17,909,740            19,082,591

OPERATING EXPENSES              20,753,073            20,182,879
                                ----------            ----------
INCOME (LOSS) FROM OPERATIONS   (2,843,333)           (1,100,288)
                                ----------            ----------
OTHER INCOME (EXPENSES)
   Interest, net                (3,024,045)           (2,624,301)
   Miscellaneous                 1,570,652               354,964
                                ----------            ----------
                                (1,453,393)           (2,269,337)
                                ----------            ----------

SAVINGS BEFORE INCOME TAXES     (4,296,726)           (3,369,625)

INCOME TAX EXPENSE (BENEFIT)             0              (888,354)
                                ----------            ----------
NET SAVINGS (LOSS)           $  (4,296,726)        $  (2,481,271)
                                ==========            ==========

NET SAVINGS (LOSS) APPLIED TO:
      ALLOCATED EQUITIES
        Cash
        Capital Equity Credits
          (Deficit)-            (1,862,427)           (1,350,018)
RETAINED EARNINGS (DEFICIT)     (2,434,299)           (1,131,253)
                                ----------            ----------
                                (4,296,726)           (2,481,271)
                                ==========            ==========

See notes to Condensed Consolidated Financial Statements.

                               SF SERVICES, INC.
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                       Six Months         Six Months
                                         Ended              Ended
                                     April 30, 1998    April 30, 1997
Cash flows from
  operating activities:
    Net Margin for the period          $ (4,296,727)     $ (2,481,271)
    Items not requiring
     (providing) cash:
        Depreciation and amortization     2,266,636         1,329,209
        Non-cash portion of patronage
          dividends from other co-ops      (620,924)         (102,106)
        Gain on sale of property
          and equipment                  (1,390,862)         (275,296)
     Changes in operating assets and
      liabilities:
         Accounts and notes receivable  (37,933,228)      (44,708,634)
         Inventory                       14,150,970        (6,047,006)
         Prepaid expenses and
           other assets                    (649,764)       (1,401,193)
         Accounts payable                20,437,285        33,534,019
         Accrued expenses and
           other liabilities              3,600,753         6,922,035
                                         ----------        ----------
      Net cash (used in)
       operating activities              (4,435,861)      (13,230,243)
                                         ----------        ----------
    Cash flows from investing
     activities:
      Purchase of property
        and equipment                    (1,568,869)      (12,185,325)
      Proceeds from sale of property
        and equipment                     6,602,741           383,662
                                         ----------        ----------
      Net cash provided by (used in)
     investing activities                 5,033,872       (11,801,663)
                                         ----------        ----------

    Cash flows from financing
     activities:
      Proceeds from borrowings           53,664,557       109,565,745
      Repayment of borrowings           (58,561,066)      (86,423,262)
      Redemption of common stock             (2,000)                0
      Retirement of preferred stock         (60,000)          (58,605)
      Net change in patron deposits         832,623           362,183
                                         ----------        ----------
      Net cash provided by (used in)
        financing activities             (4,125,886)       23,446,061
                                         ----------        ----------
    Net increase (decrease) in cash      (3,527,875)       (1,585,845)

    Cash, beginning of period             4,809,079         3,214,419
                                         ----------        ----------
    Cash, end of period                 $ 1,281,204       $ 1,628,574
                                         ==========        ==========

See notes to Condensed Consolidated Financial Statements.

                        SF SERVICES, INC.
                        AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE    1:      FINANCIAL STATEMENTS

                The condensed consolidated balance sheet as of April 30, 1998, the condensed consolidated statements of cash flows for the six months ended April 30, 1998 and 1997, and the condensed consolidated statements of operations for the three months and six months ended April 30, 1998 and 1997 have been prepared by the Company, without audit.
In the opinion of management, all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 1998 and for all periods presented have been made.

                Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's October 31, 1997 audited financial statements. The results of operations for the six months ended April 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

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

Results of Operations

SF Services, Inc. is a basic manufacturer of agricultural and pet feeds, a production contractor and distributor of seeds in the rice, cotton, soybean and wheat production areas of the mid-south and a basic wholesaler of a wide variety of farm and ranch supplies, tires, batteries and automotive accessories ("TBA"), chemical, petroleum, fertilizer products, and engages in catfish processing and marketing. These products are sold primarily to 119 local cooperative retail stores serving the individual farmer producer and to other non-cooperative accounts. Weather, federal farm programs, and commodity prices impact the unit demand for the products sold by SF Services, Inc. Primarily the seed, fertilizer, chemical and feed sales may be impacted by seasonal changes. Additionally, variations in ingredient prices precipitate changes in the feed sales volume. The Company's business cycle is highly seasonal and can be advanced or delayed by weather conditions. Results of operations for the six months ended April 30, 1998 and 1997 reflect the seasonality of the Company's business and are not indicative of results expected for a full fiscal year.

Sales decreased approximately $53.7 million for the six months ended April 30, 1998 compared to the prior year period. Gross profit decreased approximately $1.2 million for the six months ended April 30, 1998 compared to the prior year period.


Comparative Analysis of the Six Months Ended April 30, 1998
to the Six Months Ended April 30, 1997

Wholesale/Retail Operations:

During the six month reporting period the Company reorganized its wholesale operations into three major areas - livestock production, crop production and petroleum. The livestock production area includes feed, animal health, and farm & ranch. The crop production area includes fertilizer, chemicals, and seed. The petroleum area includes fuel and TBA.

Sales of livestock production products declined $13.6 million due to lower commodity prices, exiting certain farm & ranch product lines and lower demand because of mild winter weather.
Unit gross margins were unchanged from the prior year.

Sales of crop production products declined $34.5 million due to lost market share in chemicals and lower nitrogen prices, partially offset by higher seed sales. Unit gross margins for crop production increased from the prior year.

Sales of petroleum products decreased $34.7 million due to exiting fuel brokerage sales programs, lower energy prices and exiting certain TBA product lines. Unit gross margins declined due to a shift from warehouse to direct ship TBA products.

Catfish Processing Operations:


Unit sales in the fish processing and marketing operation increased approximately 277,000 pounds. The unit average selling price remained at approximately the same level as experienced during the prior year period. Gross profit decreased slightly due to higher prices paid for live fish.

Retail and Wholesale Fuel Subsidiary Operations:

The retail and wholesale fuel subsidiary was not in operation during much of the prior year period, therefore no analysis of changes in operations can be made. For the six months ended April 30, 1998, sales for this operation were approximately $28.7 million, and gross profit was approximately $3.14 million.

Operating Expenses


Operating expenses, excluding new operations, declined $1.0 million for the six month periods ended April 30, 1998 and 1997.
This decline was due to restructuring the wholesale product lines and company owned stores.

Operating expenses, including new operations, increased $570,000 for the six month period ended April 30, 1998. This increase was due to the addition of the retail and wholesale fuel subsidiary, which operated during only part of the prior year period, and was expanded with new locations during the current year period.


Comparative Analysis of the Three Months Ended April 30, 1998
to the Three Months Ended April 30, 1997

Sales of livestock production products declined $6.5 million due to lower commodity prices, exiting certain farm & ranch product lines and lower demand for beef and dairy feeds resulting from the mild winter weather. Unit gross margins were unchanged from the prior year.

Sales of crop production products declined $26.7 million due to lost market share in chemicals and lower nitrogen prices, partially offset by higher seed sales. Unit gross margin for crop production increased from the prior year period.

Sales of petroleum products decreased $24.8 million due to exiting fuel brokerage sales programs, lower energy prices and exiting certain TBA product lines. Unit gross margins declined due to a shift from warehouse to direct ship TBA products, partially offset by higher fuel margins resulting from favorable supply contracts.

Catfish Processing Operations:


Unit sales in the fish processing and marketing operation increased approximately 173,000 pounds. The unit average selling price remained at approximately the same level as experienced during the prior year period. Gross profit increased approximately $250,000 due to lower processing costs.

Retail and Wholesale Fuel Subsidiary Operations:

The retail and wholesale fuel subsidiary was not in operation during much of the prior year period, therefore no analysis of changes in operations can be made. For the three months ended April 30, 1998, sales for this operation were approximately $17 million, and gross profit was approximately $1.9 million.

Operating Expenses


Operating expenses , excluding new operations, declined
$776,000 for the three month periods ended April 30, 1998 and 1997. This decline was due to restructuring the wholesale product lines and company owned stores.

Operating expenses, including new operations, decreased $260,000 for the three months ended April 30, 1998. The increase in subsidiary operating expenses, including the addition of new locations during the current fiscal year, was more than offset by the restructuring of wholesale operations.

Liquidity and Capital Resources

Cash used in operating activities decreased to $4.4 million due primarily to lower inventory levels as a result of supply alliances with vendors. Cash provided by investing activities increased to $5.0 million due to the sale of fixed assets. Cash used in financing activities increased to $4.1 million due to the repayment of debt.

Historically, most of the Company's financing has been with CoBank, ACB ("CoBank"). The Company has an $80 million seasonal line of credit and $23.8 million in term loans with CoBank. During the first quarter of 1998, the Company obtained a formal waiver from CoBank with respect to covenant violations concerning working capital. The Company is currently implementing plans to improve operations and return to profitability. These plans include creating joint ventures and distribution alliances with other supply companies, and increasing direct shipment sales, which will reduce warehouse inventory levels. Management believes that as these plans are realized, the current line of credit will provide sufficient liquidity for current and future operating levels. For further discussion see Item 5 "Other Information."

During the first quarter of 1998, the Company sold seven convenience store locations through a sale/leaseback transaction. No material gain or loss resulted from this transaction. Proceeds of $2.7 million were used to pay down term debt with CoBank.

Part II.        Other Information

     Item 4.    Submission of Matters to a Vote
                of Security Holders

An annual meeting was held on February 20, 1998, at which the following directors were elected to terms expiring 2001.

                           FOR              AGAINST
                           ---              -------
     Jim Gibson             53                 0
     Steven Henderson       53                 0
     John Jay, Jr.          53                 0
     Alex Lewis             53                 0
     Robert Little          53                 0
     Danny Naegle           53                 0
     George Owens, Sr.      53                 0
     Ronnie Raigins         53                 0
     Mike Strudivant, Jr.   53                 0
     Johnny Wilson          53                 0

Other directors of the Company and their term expirations are presented below.

       Director                  Term Expiration
       --------                  ---------------
     Gene Bruick                      1999
     Michael Pierce                   1999
     Charlie Starks                   1999
     Daniel Viator                    1999
     Joe Wilder                       1999
     Travis Burchfield                2000
     Jerry Connerly                   2000
     John Evans                       2000
     Thomas Gist                      2000
     W.B. Madden                      2000
     W.S. Patrick                     2000


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

Subsequent Event

On June 9, 1998 the Company and Farmland Industries, Inc. ("Farmland") of Kansas City, Missouri entered into a definitive agreement pursuant to the terms of which the Company will be merged into a wholly-owned subsidiary of Farmland. Stockholders will be asked to approve the transaction at a meeting scheduled for June 30, 1998. Pending such approval by stockholders, the parties anticipate closing this transaction on or about
July 1, 1998.



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

      Date: June 15, 1998        /s/ Michael P. Sadler
                                 ---------------------
                                     Michael P. Sadler
                                        President


      Date: June 15, 1998        /s/ John A. Gaston
                                 -------------------
                                     John A. Gaston
                                  Senior Vice President
                              (Principal Financial Officer)

                     EXHIBIT INDEX

                Exhibits to Form 10-Q

    Exhibit Number              Exhibit

         27               Financial Data Schedule